Form 10KSB
period 2006-12-31
La Cortez Enterprises, Inc.
filed 2007-02-15
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

                        Commission File Number 333-138465


                           LA CORTEZ ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                               5441                         20-5157768
(State or Other Jurisdiction of      (Primary Standard Industrial        (I.R.S. Employer
 Incorporation or Organization)       Classification Code Number)       Identification No.)

                            2260 El Cajon Blvd. #882
                               San Diego, CA 92104
                                  (775)352-3930
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

As of December 31, 2006, the registrant had 4,150,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                             3
Item 2.  Description of Property                                            10
Item 3.  Legal Proceedings                                                  11
Item 4.  Submission of Matters to a Vote of Securities Holders              11

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities               11
Item 6.  Management's Discussion of Analysis or Plan of Operation           13
Item 7.  Financial Statements                                               18
Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                27
Item 8A. Controls and Procedures                                            27

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons       27
Item 10. Executive Compensation                                             28
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                         29
Item 12. Certain Relationships and Related Transactions                     29
Item 13. Exhibits                                                           29
Item 14. Principal Accountant Fees and Services                             30

Signatures                                                                  30

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

FORM AND YEAR OF ORGANIZATION

We were incorporated in Nevada on June 9, 2006. We are a development stage company with essentially no revenues and a limited operating history. Our fiscal year end is December 31st.

We have a very specific business plan and are executing it as aggressively as we can with the current funding. Our director has the experience and knowledge in the artisan chocolate industry to successfully execute the business plan. We are a new company early in the implementation of our business plan and performing those tasks necessary to complete the plan.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

La Cortez Enterprises, Inc. intends to market and sell its chocolates wholesale and retail to patrons throughout Mexico. We intend to create and sell various gourmet candies made from chocolate. We will hand select our cocoa beans from importers throughout Mexico, Central and South America.

Chocolate was first cultivated and consumed by the Mayans and Aztecs. The Aztecs believed drinking chocolate, which was the undiluted, unsweetened liquor from the fermented cocoa beans, would bring great wisdom, understanding and energy. Its use was reserved for the ruling and priestly classes, and the cocoa beans were also used as currency. In 1492 Columbus took some of the cocoa beans back to Spain but didn't know how to process and ferment them. In 1519 Cortez took the cocoa beans and the process from the Aztecs back to Spain. The Spaniards added sugar and honey to the bitter liquid and the chocolate was kept a secret of the Spanish court for almost 100 years. In 1755 the processing of chocolate moved back to the New World when John Hanau and James Baker opened a processing house in Massachusetts, which was the beginning of the company now known as Baker's Chocolate. By the 1800s, mass production made solid chocolate candy affordable to a much broader public. The armed forces helped spread the love of chocolate worldwide. The trend first began in the late 19th century, when Queen Victoria got her soldiers hooked on chocolate by sending them chocolates as gifts for Christmas. But the popularity of chocolate candy bars really skyrocketed after World War I, when chocolate was part of every United States soldier's rations. By 1930, there were nearly 40,000 different kinds of chocolate. New processes and machinery have improved the quality of chocolate and the speed at which it can be produced. However, cacao farming itself remains basically unaltered. People grow cacao in equatorial climates all around the world today using traditional techniques first developed by the Mayans. Cacao is still harvested, fermented, dried, cleaned, and roasted mostly by hand.

Paralleling the shift to high-quality products in wine, coffee and cheese consumption, consumers are coming to appreciate the tremendous differences between finely produced artisan and gourmet chocolates and the mass produced varieties.

According to The Gourmet Retailer Magazine (www.gourmetretailer.com June 1,
2006), "Gourmet chocolate is expected to experience delicious growth over the next four years. Indeed, it is expected to become a nearly $1.8 billion market. According to market analysts and manufacturers, consumers are seeking better-quality chocolate at a variety of market levels. According to PACKAGED FACTS, gourmet chocolate accounts for roughly 10 percent of overall chocolate sales and is growing faster than the chocolate market. Information Resources Inc.-tracked retail sales of gourmet chocolate at $310.8 million in 2005, a strong 20.2-percent growth over 2004. During the period from 2001 to 2005, the market experienced a compound annual growth rate of 10.5 percent. In comparison, overall chocolate candy sales grew by a compound annual growth rate of 1.8 percent during the same period. Researchers consider gourmet chocolate, by definition, different from normal chocolate varieties mainly due to their ingredients and the production process. Normally, the chocolate categories are categorized based on the cocoa origin, level of cocoa content, the craftsmanship involved in chocolate making and the type of packaging.

Trends in the confectionery field, predicted by National Confectionary Association analysts, include limited editions, dark chocolate, high-end and gourmet selections, high cocoa content chocolates and single-origin chocolates. Artisan chocolates, normally offered by small manufacturers in a handcrafted or handmade process, have become a niche in the gourmet chocolate market due to their exclusive offerings. Chocolate makers are continually experimenting with exotic flavors and ingredient mixes. North American consumers are now following in the footsteps of European consumers who are more likely to enjoy gourmet chocolate as part of their daily routine and not just during a special occasion. The same self-indulgence phenomenon that's causing people to spend three or four dollars on a cup of coffee is driving premium chocolate sales, particularly those of the small, portion-controlled packages."

The cacao pod is the source of all chocolate. It is the fruit of the cacao tree containing the beans. The pods hang from the trunk and can measure up to 12 inches. Each pod takes 4 to 5 months to ripen and contains 30 to 50 cocoa beans. Like coffee, cocoa does not acquire its full richness and flavor until it is roasted. The amount of care given to the process of roasting will affect the quality of the end product - either cocoa powder or chocolate. When roasting is completed the beans are cooled and their thin shells removed by a winnowing machine. The husked and winnowed beans are called nibs. In order to create different flavors of chocolate many different varieties of nibs are blended to create the various flavors. It is control of these subtle mixtures that maintains quality and brings out the flavor of each particular piece of chocolate. Each high-quality variety of cocoa bean has its own individual aroma, personality, complexity, subtlety, character and tenderness.

The roasted and winnowed nibs then pass through refining mills and are ground up. The heat generated by grinding causes the cocoa butter or fat to melt and form a fine paste or liquid known as chocolate "liquor." The liquor is then sent to remove most of the cocoa butter. The cake or paste left over from this process is then made into cocoa powder. The cake then goes through several more processes in which it is crushed, milled, and finely sifted before it is ready for use.

To make milk chocolate, milk, sugar, cocoa butter and other ingredients must be added to the bitter chocolate liquor. Every type of chocolate is prepared in accordance with a completely individual recipe. The blending of various types of cocoa pastes and other ingredients determines the ultimate taste and quality of the chocolate. After the cocoa paste is blended together, cocoa butter, milk, sugar, and additional flavorings that have been carefully weighed out in accordance with the recipe are blended together by rotating kneading arms thoroughly mix all the ingredients. The result is a homogenous paste-like mixture which is pleasant to the taste but gritty to the palate.

The finished mixture again goes through another process whereby a rolling machine pulverizes the tiny particles of cocoa and sugar even further to give the chocolate a smooth texture. The paste is then transported to machines which heat and stir the paste in the last and most important part of the refining process. This allows the flavors to combine. As the paste is stirred, cocoa butter is added which makes the chocolate ready for molding. As the chocolate is turned over in the machine, a controlled amount of air ventilates the mass, allowing the full aroma and flavor to develop.

The quality of chocolate depends upon a number of factors including the kind cocoa beans used, the formulation of the ingredients, and the amount of time the chocolate machined.

To determine the quality of our chocolate we will use the following criteria:

     * APPEARANCE - Fine chocolate should be rich in color, with a smooth glossy surface. Cracked or dull-colored chocolate is an indication of poor quality.
     * SNAP - High quality chocolate should have a decisive "snap" sound with a clean break when it is broken.
     * MELT - 100% cacao-based chocolate will melt at body temperature faster than engineered chocolate with stabilized fats. Quality gourmet chocolate will begin to melt if you hold it for a few seconds.
     * AROMA - A strong robust chocolaty aroma - not one that is fruity or flowery - indicates good chocolate.
     * MOUTHFEEL - Fine chocolate should feel creamy and melt smoothly across the palate. The extra fine creamy texture is achieved by the agitation/blending of ingredients. The longer the blending process lasts the creamier the chocolate will be.
     * TASTE - The taste of high quality chocolate should be rich, sweet, and chocolaty - never harsh or bitter. You should also experience "longuer" or longevity of the flavor experience after finishing your chocolate.

We intend to make the following types of chocolate through the following processes:

     * MILK CHOCOLATE - Made of at least 10% chocolate liquor ("raw" chocolate pressed from cocoa nibs) and 12% milk solids combined with sugar, cocoa butter (fat from nibs), and vanilla. Sweet and Semi-sweet are made from 15-35% chocolate liquor, plus sugar, cocoa butter, and vanilla. This is also known as dark milk chocolate.

     * BITTERSWEET AND BITTER CHOCOLATE - Bittersweet chocolate usually contains 50% chocolate liquor and has a distinct bite to the taste. Bitter or unsweetened chocolate liquor is used in baking and is also referred to as baker's chocolate.
     * CREAMS AND VARIATIONS - Bite sized and chocolate covered. They are filled with caramels, nuts, creams, jellies, and so forth. There are three basic methods for coating chocolate onto something such as a caramel or a nut. The least expensive method is enrobing. During this process, centers are carried by conveyer belt through a machine that showers them with chocolate. The second method is called panning.

          Panning is accomplished by chocolate being sprayed onto the centers as they rotate in revolving pans, and then cool air is blown in the pan to harden the chocolate. The method called dipping is generally used for specialty chocolate sculptures or one-of-a-kind items because it is the most time intensive and expensive method. Artisan chocolatiers use 60% - 74% chocolate couvertures in dark chocolate ganaches and 60%
          - 66% chocolate couvertures for dipping and enrobing. Examples of some of the creams and variations we intend to make are: chewies, jellies, fruit, nuts, butter crunch, tier mints, truffles, pralines and fudge.

GLOSSARY:

COCOA BUTTER: The white fat extracted from the cocoa bean. It melts at 89 degrees, has a faint chocolate taste and is key to chocolate's creamy texture.

COCOA MASS OR COCOA SOLIDS: The combination of cocoa and cocoa butter.

COUVERTURE: Couverture is a term describing professional-quality chocolate used for dipping and enrobing chocolate. It contains a minimum of 32 percent cocoa butter.

FUDGE: A soft candy made of butter, milk, sugar and chocolate. Often other flavors or nuts are added.

GANACHE: A fine, silky, rich chocolate mixture made by combining chocolate and cream. Most often used as a filling for truffles and bonbons.

GRUE AND NIBS: Nibs are the kernels of cocoa beans, which are sometimes ground and roasted into grue.

PRALINE OR BONBON: Praline is the Belgian name for chocolates, both in French and in Flemish. The word bonbon is also frequently used in France. A praline or bonbon is a molded chocolate encapsulating a filling.

PRALINE: The e at the end of Praline distinguishes it from the praline above. A mixture of equal proportions of nuts (almonds, blanched hazelnuts, etc.) and sugar to which chocolate is then added.

SHEEN: The pleasant shine on couverture and eating chocolate. High-quality chocolate usually has a bright sheen. A chalky face may be an indication of poor quality. But it may also mean the chocolate has "bloomed" which means it has been exposed to extreme temperatures - from hot to cold to hot - which causes the cocoa butter to separate and rise to the surface. This does not affect the taste.

TRUFFLE: A confection made of chocolate, sugar, butter and sometimes a few drops of liqueur, shaped into balls and often coated with cocoa.

We believe the funding from our offering that was completed in December 2006, together with revenues we anticipate and hope to receive during our first year, will allow us to continue in business.

However, there is absolutely no assurance of this because of the uncertainties we know we face as a start-up or development stage entity, and we may require additional funding during the first year to sustain our operations until revenues from operations are sufficient. Aside from the verbal agreement we have with our director to provide limited funds in the event we experience a shortfall of funds, we have no commitments from commercial lenders or anyone else to provide any additional funding, if needed.

To date, our efforts have been concentrated on the investigation and planning stages of our proposed business. Our director has gathered information about the specialty chocolate business and has been involved in a search for and analysis of available, suitable locations for a retail shop and has also been involved in lease negotiations. There is absolutely no assurance that we will be successful in this venture.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

La Cortez plans to utilize its management's background in the gourmet chocolate industry to offer our products to patrons through retail locations located across Mexico.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

We have no new product or service planned or announced to the public.

COMPETITION AND COMPETITIVE POSITION

The retail chocolate industry is characterized by intense and substantial competition. We believe our business will have to compete with large and established gourmet chocolate retailers such as Godiva, See's, Whitman's and Ghirardelli, as well as small to medium sized chocolatiers that provide similar products. A number of our competitors are well established, substantially larger and have greater market recognition and resources and broader distribution capabilities than we have. We are a relatively small retailer and our position in the industry as a whole is insignificant. Locally, we will compete against a number of nearby retail outlets, including national retailers. Such competitors have substantially greater resources and expertise than we do and significant competitive advantages over us.

High quality chocolate begins with cacao bean. Cacao bean prices are determined on worldwide commodity markets and are constantly fluctuating based on a number of political and economic factors. We can only acquire chocolate at whatever the prevailing price in such markets is at the time. We can only price and sell our products to the public at competitive prices determined in retail markets. There is no assurance we will be able to overcome competitive disadvantages we face as a small, start up company with limited capital. If we cannot compete effectively we will not succeed and investor will likely lose their money.

SUPPLIERS AND SOURCES OF RAW MATERIALS

We have not yet identified principal suppliers or sources for raw materials. We will utilize our management's background to identify the suppliers of our chocolate and the other products we will use to produce our finished products. We intend to hand select our chocolate after taste testing samples from various suppliers.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We will not depend on any one or a few major customers.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for its products or services.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY'S BUSINESS

We will be subject to federal laws and regulations that relate directly or indirectly to our operations. We will be subject to common business and tax rules and regulations pertaining to the operation of our business in Mexico.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Environmental regulations have had no materially adverse effect on our operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on our business, financial condition or results of operation.

NUMBER OF EMPLOYEES

Our only current employee is our officer who will devote as much time as the board of directors determines is necessary to manage the affairs of the company. Ms. de la Luz intends to work on a full time basis when we have raised capital per our business plan. Our business plan calls for the hiring of 2 new employees over the next twelve months.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

OUR OFFICER AND DIRECTOR CURRENTLY DEVOTES ONLY PART TIME SERVICES TO THE COMPANY AND IS ALSO INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE SHE MAY HAVE. THIS COULD RESULT IN HER INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Maria de la Luz, the President and Director of the company, currently devotes approximately 15 - 20 hours per week to company matters. The responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon Ms. de la Luz. She has no prior experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Ms. de la Luz intends to limit her role in her other business activities and devote full time services to La Cortez after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

THE FACT THAT WE HAVE NOT EARNED ANY REVENUES SINCE OUR INCORPORATION AND WE ARE A DEVELOPMENT STAGE COMPANY RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN OR TO ESTABLISH AND OPERATE A SUCCESSFUL BUSINESS. IF WE ARE UNABLE TO ESTABLISH AND GENERATE REVENUES OUR BUSINESS WILL FAILED AND YOU MAY LOSE YOUR INVESTMENT IN OUR COMMON STOCK.

Our company was incorporated on June 9, 2006; we have not yet commenced our business operations; and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

OUR ONLY ASSET IS $19,861 CASH IN THE BANK AND WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet opened for business and have not yet generated any revenues from operations. In order for us to continue with our plans and open our business, we must open for business and begin generating revenues. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, investors could lose all of their investment if we are not successful in our proposed business plans.

BECAUSE WE FACE INTENSE COMPETITION, AN INVESTMENT IN OUR COMPANY IS HIGHLY SPECULATIVE.

The retail confectionary industry is characterized by intense and substantial competition. We believe our business will have to compete with large and established gourmet chocolate retailers such as Godiva, See's, Whitman's and Ghirardelli, as well as small to medium sized chocolatiers that provide similar products.

A number of our competitors are well established, substantially larger and have greater market recognition and resources and broader distribution capabilities than we have. These existing and future competitors may be able to respond more quickly to new or changing opportunities, product and customer requirements than us and may be able to undertake more expansive promotional activities, offer more retail locations to customers and adopt more aggressive pricing policies than we will. Increased competition by these existing and future competitors could materially and adversely affect our ability to commence, maintain or expand operations.

OUR CONTINUED OPERATIONS DEPEND ON THE PUBLIC'S ACCEPTANCE OF OUR PRODUCTS. IF THE PUBLIC DOESN'T FIND OUR PRODUCTS DESIRABLE AND WE CANNOT ESTABLISH A RETURNING CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY FUTURE REVENUES, WHICH WOULD RESULT IN A FAILURE OF OUR BUSINESS.

The ability to offer a selection of artisan chocolates that the public finds desirable and willing to purchase on a recurring basis is critically important to our success. We cannot be certain that the products that we will be offering will be appealing to the public and as a result there may not be any future demand for our products and our sales could be limited and we may never realize any revenues. In addition, there are no assurances that if we alter or change our products that a public demand for these new offerings will develop and this could adversely affect our business and any possible revenues.

DUE TO THE NATURE OF OUR PRODUCTS, WE WILL BE SUBJECT TO SPECIFIC RISKS UNIQUE TO THE RETAIL ARTISAN CHOCOLATE INDUSTRY.

Specialty retail food businesses such as ours are often affected by changes in consumer and competitive conditions, including changes in consumer tastes; national, regional and local economic conditions and demographic trends; and the type, number and location of competing businesses. Adverse publicity resulting from food quality, illness, injury or other health concerns or operating issues stemming from one of our products may adversely affect our retail operations. We, as well as our competitors, are subject to the foregoing risks, the occurrence of any of which would impair or prevent our efforts to establish and expand our operations. The occurrence of such risks may result in an investor losing their investment in our common stock.

BECAUSE WE OPERATE IN A FOREIGN COUNTRY, OUR BUSINESS WILL BE SUBJECT TO FOREIGN CURRENCY FLUCTUATIONS AND RISKS WHICH COULD SEVERELY IMPACT OUR REVENUES AND RESULTS OF OPERATIONS.

While our bank account is in U.S. Dollars and is held in a U.S. bank, we will be conducting the majority of our business in the Mexican Peso. The Mexican Peso has traded in a fairly narrow range over the past several years so we currently only have limited exposure to exchange rate fluctuations. At some point in the future the exchange rate could fluctuate substantially more which would cause us exposure to exchange rate risk as our profits would then be subject to exchange rate fluctuations.

ITEM 2 - DESCRIPTION OF PROPERTY

La Cortez's principal executive office address is 2260 El Cajon Blvd. #882, San Diego, CA 92104. The principal executive office and telephone number are provided by the officer of the corporation. The office is used by the officer for other business interests and is estimated to be sufficient for our business needs until such time as we receive funding and should remain sufficient to accommodate our requirements during the initial phases of our business.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2006.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of January 16, 2007 our common stock was quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol LCTZ. There has been no active trading in our shares.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

     -- contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     -- contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

     -- contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
     -- contains a toll-free telephone number for inquiries on disciplinary actions;
     -- defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     -- contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;
     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

HOLDERS

As of December 31, 2006, we have 4,150,000 shares of $0.001 par value common stock issued and outstanding held by 39 shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer, 100 Second Avenue South, Suite 300N, St. Petersburg, Florida 33701, telephone (727) 289-0010.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $13,239 in expenses through December 31, 2006.

The following table provides selected financial data about our company for the year ended December 31, 2006.

                 Balance Sheet Data:             12/31/06
                 -------------------             --------
                 Cash                            $ 19,861
                 Total assets                    $ 20,361
                 Total liabilities               $  5,600
                 Shareholders' equity            $ 20,361

Cash provided by financing activities for the year ended December 31, 2006 was $30,000, $9,000 from the sale of shares to our officer and director, $19,000 resulting from the sale of our common stock in our initial public offering to 38 independent investors and $2,000 in a shareholder loan from our officer and director.

PLAN OF OPERATION

Our cash in the bank at December 31, 2006 was $19,861. In order to satisfy our cash requirements we were required to complete our offering of 1,900,000 shares registered pursuant to our SB-2 Registration Statement which became effective on December 4, 2006. We completed and closed our SB-2 offering on December 22, 2006 selling a total of 1,900,000 shares at $.01 per share to raise an aggregate amount of $19,000 from 38 shareholders.

We incurred operating expenses of $13,239 for the year ended December 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement. Our net loss for the year ended December 31, 2006 was $13,239.

In their report on our audited financial statements as at December 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

To date we have taken the following steps: developed our business plan, determined the market in which we intend to open our first location as Tijuana, Baja California, Mexico. La Cortez has signed a commercial lease agreement which commenced on October 1, 2006 and continue month-to-month thereafter. We paid a deposit of $500.00 in September for the location. The monthly rent is $200.00.

COMPLETED MILESTONES IN IMPLEMENTATION OF OUR PLAN OF OPERATIONS:

OCTOBER 2006:

Our first month's rent on our storefront was $200. Our director was paid $500 for salary. Our director began planning for the build out of our first store.

NOVEMBER 2006:

Our director completed the plans for the build out of our store front. Our costs of operations for the month of November also included $500 for officer salary and $200 for rent.

DECEMBER 2006:

Our director began formulation of chocolate recipes. The expense of operations for the month of December includes $500 for officer salary, $200 for rent.

PROPOSED MILESTONES TO IMPLEMENT OUR PLAN OF OPERATIONS:

Our director has outlined the following milestones for our business plan. They are estimates only. The number of employees, remodeling costs, inventory and other projected milestones are approximations only, and are subject to adjustments based upon the requirements of the business and costs of those requirements. In addition to the monthly expense amounts budgeted we have set aside $1,500 in working capital. As a contingency, for possible expense overruns, we will have the $2,000 available to us that the director has loaned the company.

MARCH 2007:

Our director completed the majority of our chocolate recipes in January and began product testing in February. We intend to test all of our initial recipes by preparing fifty piece sample lots and giving them to shoppers in various shopping areas at twenty two different sites. We have permission to conduct our free sample distribution at these sites as we have proposed to use these sites when we select our subsequent retail stores that we are considering opening after our first store. Our minimum expense of operations per month continues to be $500 for officer salary and $200 for rent. In addition, our director estimates she will have spent approximately $1,900 for product recipe ingredients and sample ingredients during this testing phase through the end of March 2007.

APRIL 2007:

During this month, we will begin the build out phase of our plan. We will paint, change flooring, fixtures, and windows. We will spend $1,500 on build out costs in April. We will also arrange for our vendor relationships and suppliers. Our director will purchase $500 for chocolate and other recipe ingredients in order to begin taste testing of our proposed various chocolate products. Our expenses for operations for the month will include $200 for rent, officer salary $500, $500 for inventory, and $1500 for build out costs. The total costs and expenses for the month are estimated to be $2,700.

MAY 2007:

We will continue our build out phase of our plan at a cost of $1,500. We intend to spend $1500 for furniture and equipment for our store during the month. We intend to furnish the establishment and begin interviews with potential staff. The expenses of operations for the month to include $200 for rent, officer salary of $500, $500 for inventory, a cost of $1,500 for furnishings and equipment, $1500 for build out costs. The total costs and expenses for the month are estimated to be $4,200.

JUNE 2007

We plan to open for business while completing minor build out projects at a cost of $1500. We will hire two part time employees to assist our director in running the retail store. We intend to spend $2500 for equipment. Our operating expenses for the month are estimated at: $200 for rent, $500 for salary, $500 for inventory, $500 for staff, and $1500 for final build out costs, $2500 for equipment. Our total costs and expenses of operations for the month are $5700.

JULY 2007:

Our monthly operating expenses are estimated at: $200 for rent, $500 for salary, $500 for inventory, $500 for staff. Our total expenses of operations for the month are $1,700. .

AUGUST 2007:

Our monthly operating expenses are estimated at: $200 for rent, $500 for salary, $500 for inventory, $500 for staff. Our total expenses of operations for the month are $1,700.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

La Cortez Enterprises, Inc. (the "Company") was incorporated on June 9, 2006 in the State of Nevada. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. The Company intends to create, market and sell gourmet chocolates to wholesalers and retail customers at its own planned retail shops. The Company intends to raise capital for its business plan through the issuance of equity financing; however, the Company currently has very limited resources with which to implement this business plan. The Company conducted its first stock offering in December 2006.

DEVELOPMENT STAGE

The Company is in the development stage in accordance with SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises". As of December 31, 2006, the Company has devoted substantially all of its efforts to organizational and financial planning.

The Company has raised $19,000 through a private stock offering and another $9,000 through its sole officer and director's purchase of the Company's common stock. In addition, the sole officer and director has loaned the Company $2,000.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a limited operating history. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2006.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

ORGANIZATION COSTS

Costs related to the organization of the Company have been expensed as incurred.

LOSS PER COMMON SHARE

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

FISCAL YEAR-END

The Company's year-end is December 31.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Non-Monetary Assets," an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7 - FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
La Cortez Enterprises, Inc.

We have audited the balance sheet of La Cortez Enterprises, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in shareholders' equity and cash flows for the period from June 9, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Cortez Enterprises, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the period from June 9, 2006 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered operating losses since inception and has a limited operating history, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Honeck LLP
---------------------------------
Cordovano and Honeck LLP
Englewood, Colorado
February 8, 2007

                          LA CORTEZ ENTERPRISES, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                December 31, 2006


                                     ASSETS
Cash ...............................................................   $ 19,861
Deposit ............................................................        500
                                                                       --------

                                                                       $ 20,361
                                                                       ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable .................................................   $    500
  Accrued liabilities ..............................................      3,100
  Indebtedness to related party (Note 2) ...........................      2,000
                                                                       --------
                  Total liabilities ................................      5,600
                                                                       --------
Shareholders' equity (Note 2):
  Common stock, no par value; 75,000,000 shares authorized,
   4,150,000 shares issued and outstanding .........................      4,150
  Additional paid-in capital .......................................     23,850
  Deficit accumulated during development stage .....................    (13,239)
                                                                       --------
      Total shareholders' equity ...................................     14,761
                                                                       --------

      Total liabilities and shareholders' equity ...................   $ 20,361
                                                                       ========

                 See accompanying notes to financial statements

                           LA CORTEZ ENTERPRISES, INC
                         (A Development Stage Company)
                            Statement of Operations

       For the Period From June 9, 2006 (Inception) Through December 31, 2006


Operating expenses:
  Professional fees .............................................   $     9,988
  Rent ..........................................................         1,200
  Other .........................................................         2,051
                                                                    -----------
      Total operating expenses ..................................        13,239
                                                                    -----------

      Loss before income taxes ..................................       (13,239)

Income tax provision (Note 4) ...................................            --
                                                                    -----------

      Net loss ..................................................   $   (13,239)
                                                                    ===========

Basic and diluted loss per share ................................   $     (0.00)
                                                                    ===========
Basic and diluted weighted average
 common shares outstanding ......................................     4,150,000
                                                                    ===========

                 See accompanying notes to financial statements

                           LA CORTEZ ENTERPRISES, INC
                         (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                                                             Deficit
                                                                                           Accumulated
                                                         Common Stock         Additional     During
                                                      -------------------      Paid-in     Development
                                                      Shares       Amount      Capital        Stage        Total
                                                      ------       ------      -------        -----        -----
Balance at June 9, 2006 (inception) ..............         --      $   --      $    --      $     --     $     --

July 2006, common stock sold to president/
 sole director at $ 004 per share (Note 2) .......  2,250,000       2,250        6,750            --        9,000
December 2006, common stock sold in private
 offering at $ 01/share (Note 3) .................  1,900,000       1,900       17,100            --       19,000
Net loss, period ended December 31, 2006 .........         --          --           --       (13,239)     (13,239)
                                                    ---------      ------      -------      --------     --------

Balance at December 31, 2006 .....................  4,150,000      $4,150      $23,850      $(13,239)    $ 14,761
                                                    =========      ======      =======      ========     ========

                 See accompanying notes to financial statements

                           LA CORTEZ ENTERPRISES, INC
                         (A Development Stage Company)
                            Statement of Cash Flows

        For the Period From June 9, 2006 (Inception) Through December 31, 2006


Cash flows from operating activities:
  Net loss ..........................................................  $(13,239)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
  Changes in operating assets and liabilities:
    Increase in deposits ............................................      (500)
    Accounts payable ................................................       500
    Accrued liabilities .............................................     3,100
                                                                       --------
        Net cash used in operating activities .......................   (10,139)
                                                                       --------
Cash flows from financing activities:
  Proceeds from common stock sales (Note 2) .........................    28,000
  Proceeds from officer's advance (Note 2) ..........................     2,000
                                                                       --------
        Net cash provided by financing activities ...................    30,000
                                                                       --------

Net change in cash ..................................................    19,861

Cash, beginning of period ...........................................        --
                                                                       --------

Cash, end of period .................................................  $ 19,861
                                                                       ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Income taxes ......................................................  $     --
                                                                       ========
  Interest ..........................................................  $     --
                                                                       ========

                 See accompanying notes to financial statements

                           LA CORTEZ ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(1) ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF PRESENTATION

     La Cortez Enterprises, Inc. (the "Company") was incorporated on June 9, 2006 in the State of Nevada. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No.
     7. The Company intends to create, market and sell gourmet chocolates to wholesalers and retail customers at its own planned retail shops. The Company intends to raise capital for its business plan through the issuance of equity financing; however, the Company currently has very limited resources with which to implement this business plan. The Company conducted its first stock offering in December 2006 (see Note 3).

     DEVELOPMENT STAGE

     The Company is in the development stage in accordance with SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises". As of December 31, 2006, the Company has devoted substantially all of its efforts to organizational and financial planning.

     The Company has raised $19,000 through a private stock offering and another $9,000 through its sole officer and director's purchase of the Company's common stock. In addition, the sole officer and director has loaned the Company $2,000.

     GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a limited operating history. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

     USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           LA CORTEZ ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2006.

     INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

     ORGANIZATION COSTS

     Costs related to the organization of the Company have been expensed as incurred.

     LOSS PER COMMON SHARE

     The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

     FISCAL YEAR-END

     The Company's year-end is December 31.

     NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

                           LA CORTEZ ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


     In December 2004, the FASB issued SFAS 153, "Exchanges of Non-Monetary Assets," an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

(2) RELATED PARTY TRANSACTIONS

     On July 28, 2006, the Company sold 2,250,000 shares of its $.001 par value common stock to its sole officer and director for $9,000, or $.004 per share.

     On July 28, 2006, the sole officer and director advanced $2,000 to the Company for working capital. The advance is included in the accompanying financial statements as "Indebtedness to related party".

(3) SHAREHOLDERS' EQUITY

     On December 12, 2006, the Company sold 1,900,000 shares of its common stock at a price of $.01 per share for total proceeds of $19,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company's officer and director.

(4) INCOME TAXES

     A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

                                                                 June 9, 2006
                                                                 (Inception)
                                                                   Through
                                                              December 31, 2006
                                                              -----------------

          U S  statutory federal rate, graduated                    15.00%
          State income tax rate, net of federal                      7.51%
          Net operating loss (NOL) for which
           no tax benefit is currently available                   -22.51%
                                                                    -----
                                                                     0.00%
                                                                    =====

     At December 31, 2006, deferred tax assets consisted of a net tax asset of $2,981, due to operating loss carryforwards of $13,239, which was fully allowed for, in the valuation allowance of $2,981. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the

                           LA CORTEZ ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


     valuation allowance for the period ended December 31, 2006 totaled $2,981. The current tax benefit also totaled $2,981 for the period ended December 31, 2006. The net operating loss carryforward expires through the year 2026.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

     Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(5) COMMITMENT

     On September 15, 2006, the Company entered into a Commercial Property Lease. The lease commenced on November 1, 2006 and continues on a month-to-month basis until cancelled by either party. The lease requires rental payments of $200 per month and a $500 deposit, which is paid as of December 31, 2006.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of La Cortez Enterprises, whose one year term will expire 09/15/07, or at such a time as her successor(s) shall be elected and qualified is as follows:

Name & Address              Age     Position    Date First Elected  Term Expires
--------------              ---     --------    ------------------  ------------
Maria de la Luz             52      President,       07/25/06         09/15/07
2260 El Cajon Blvd. #882            Secretary,
San Diego, CA  92104                Director

The foregoing person is a promoter of La Cortez Enterprises, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been appointed and qualified.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

RESUME

MARIA DE LA LUZ

EMPLOYMENT HISTORY

1986 - 2006
El Farol Chocolatiers, Tijuana, B.C. Mexico
Manage entire process of preparation and manufacturing of chocolates.

EDUCATION

Preparatory School Sor Juana Ines de la Cruz in Mexico City

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer has received no compensation to date. Beginning in December 2006 our business plan allows for a salary for Ms. de la Luz of $500 per month, if we receive funding. The current Board of Directors is comprised of only Ms. Maria de la Luz.

                           Summary Compensation Table

                                                 Other
Name &                                           Annual      Restricted                            All Other
Principal                                       Compen-        Stock         Options      LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
M. de la Luz     2006       -0-         -0-        -0-           -0-           -0-        -0-         -0-
President

There are no current employment agreements between the company and its executive officer.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of La Cortez Enterprises in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of La Cortez's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

Title of            Name &                       Amount &             Percent
 Class             Address                    Nature of owner          Owned
 -----             -------                    ---------------          -----
Common      Maria de la Luz                    2,250,000 (a)            54%
            2260 El Cajon Blvd. #882
            San Diego, CA 92104

Total Shares Owned by Officers &
 Directors As a Group                          2,250,000                54%

----------
(a) Ms. de la Luz received 2,250,000 shares of the company's common stock on July 28, 2006 for $9,000 cash.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. De la Luz, the officer of the corporation, has agreed to provide the company her services and the use of her office for a monthly charge of $200.

Ms. de la Luz purchased 2,250,000 shares of the company's common stock for cash in the amount of $9,000 on July 28, 2006. The stock was valued at $0.004 per share.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------
        3(i)          Articles of Incorporation*
        3(ii)         Bylaws*
       31.1           Sec. 302 Certification of CEO
       31.2           Sec. 302 Certification of CFO
       32.1           Sec. 906 Certification of CEO
       32.2           Sec. 906 Certification of CFO

----------
*    Included in our original SB-2 filing under Commission File Number
     333-138465.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $3,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $350 during the year ended December 31, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Maria de la Luz                                           February 14, 2007
-------------------------------------                         -----------------
Maria de la Luz, President                                          Date
(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)