Form 10KSB/A
period 2006-12-31
La Cortez Enterprises, Inc.
filed 2007-04-04
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $13,239 in expenses through December 31, 2006.

The following table provides selected financial data about our company for the year ended December 31, 2006.

                 Balance Sheet Data:                12/31/06
                 -------------------                --------
                 Cash                                $19,861
                 Total assets                        $20,361
                 Total liabilities                   $ 5,600
                 Shareholders' equity                $20,361

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


The Company has raised $19,000 through a stock offering pursuant to an SB-2 registration statement and another $9,000 through its sole officer and director's purchase of the Company's common stock. In addition, the sole officer and director has loaned the Company $2,000.


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



/s/ Cordovano and Honeck LLP
----------------------------------
Englewood, Colorado
February 8, 2007
Amended April 2, 2007

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
                                                                    ===========

                 See accompanying notes to financial statements

                           LA CORTEZ ENTERPRISES, INC
                         (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                                                             Deficit
                                                                                           Accumulated
                                                         Common Stock         Additional     During
                                                      -------------------      Paid-in     Development
                                                      Shares       Amount      Capital        Stage        Total
                                                      ------       ------      -------        -----        -----
Balance at June 9, 2006 (inception) ..............         --      $   --      $    --      $     --     $     --

July 2006, common stock sold to president/
 sole director at $.004 per share (Note 2) .......  2,250,000       2,250        6,750            --        9,000
December 2006, common stock sold pursuant
 to a SB-2 registered offering at
 $.01/share (Note 3)..............................  1,900,000       1,900       17,100            --       19,000
Net loss, period ended December 31, 2006 .........         --          --           --       (13,239)     (13,239)
                                                    ---------      ------      -------      --------     --------

Balance at December 31, 2006 .....................  4,150,000      $4,150      $23,850      $(13,239)    $ 14,761
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

     The Company has raised $19,000 through a stock offering pursuant to an SB-2 registration statement and another $9,000 through its sole officer and director's purchase of the Company's common stock. In addition, the sole officer and director has loaned the Company $2,000.

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

(3)  SHAREHOLDERS' EQUITY

     On December 12, 2006, the Company sold 1,900,000 shares of its common stock at a price of $.01 per share for total proceeds of $19,000. The offering was made pursuant to the company's SB-2 registration statement that became effective on December 4, 2006. All sales were conducted through the Company's officer and director.

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
                                                                    -----
                                                                     0.00%
                                                                    =====

     At December 31, 2006, deferred tax assets consisted of a net tax asset of $2,981, due to operating loss carryforwards of $13,239, which was fully allowed for, in the valuation allowance of $2,981. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the period ended December 31, 2006 totaled $2,981. The current tax benefit also totaled $2,981 for the period ended December 31, 2006. The net operating loss carryforward expires through the year 2026.

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

The director and officer currently devote an immaterial amount of time, approximately five to ten hours per week, to manage the business affairs of our company. After receiving funding per our business plan Ms. de la Luz intends to devote full time services to the company.

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


/s/ Maria de la Luz                                           April 2, 2007
-------------------------------------                         -------------
Maria de la Luz, President                                         Date
(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)