Form 10QSB
period 2007-03-31
La Cortez Enterprises, Inc.
filed 2007-05-14
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended March 31, 2007

                        Commission File Number 333-138465


                           LA CORTEZ ENTERPRISES, INC.
                 (Name of small business issuer in its charter)


        Nevada                         5441                     20-5157768
(State of incorporation)      (Primary SIC Number)      (IRS Employer ID Number)


                            2260 El Cajon Blvd. #882
                               San Diego, CA 92104
                                  (775)352-3930
          (Address and telephone number of principal executive offices)


                                 Maria de la Luz
                            2260 El Cajon Blvd. #882
                               San Diego, CA 92104
                                  (775)352-3930
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 4,150,000 shares of Common Stock outstanding as of March 31, 2007.

                          LA CORTEZ ENTERPRISES, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                           (Unaudited) March 31, 2007


                                     ASSETS
Current assets:
  Cash .............................................................   $  1,907
  Prepaid expenses .................................................        700
  Deposit ..........................................................        500
                                                                       --------

                                                                       $  3,107
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accrued liabilities ..............................................   $  1,600
  Indebtedness to related party (Note 2) ...........................      2,000
                                                                       --------

      Total liabilities ............................................      3,600
                                                                       --------
Shareholders' deficit (Note 2):
  Common stock, no par value; 75,000,000 shares authorized,
   4,150,000 shares issued and outstanding .........................      4,150
  Additional paid-in capital .......................................     23,850
  Deficit accumulated during development stage .....................    (28,493)
                                                                       --------

      Total shareholders' deficit ..................................       (493)
                                                                       --------

                                                                       $  3,107
                                                                       ========

            See accompanying notes to condensed financial statements

                          LA CORTEZ ENTERPRISES, INC.
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)

                                                                   June 9, 2006
                                             Three Months           (Inception)
                                                Ended                 Through
                                               March 31,             March 31,
                                                 2007                  2007
                                              -----------           -----------
Expenses:
  Professional fees .......................   $    12,735           $    22,723
  Management fees .........................         1,500                 3,000
  Rent ....................................           600                 1,800
  Other ...................................           419                   970
                                              -----------           -----------
      Total expenses ......................        15,254                28,493
                                              -----------           -----------

      Loss before income taxes ............       (15,254)              (28,493)

Income tax provision (Note 4) .............            --                    --
                                              -----------           -----------

      Net loss ............................   $   (15,254)          $   (28,493)
                                              ===========           ===========

Basic and diluted loss per share ..........   $     (0.00)
                                              ===========

Basic and diluted weighted average
 common shares outstanding ................     4,150,000
                                              ===========



            See accompanying notes to condensed financial statements

                          LA CORTEZ ENTERPRISES, INC.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                              June 9, 2006
                                                           Three Months        (Inception)
                                                              Ended              Through
                                                             March 31,          March 31,
                                                               2007               2007
                                                             --------           --------
Cash flows from operating activities:
  Net loss ...............................................   $(15,254)          $(28,493)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    Prepaid expenses .....................................       (700)              (700)
    Deposits .............................................         --               (500)
    Accounts payable .....................................       (500)                --
    Accrued liabilities ..................................     (1,500)             1,600
                                                             --------           --------
          Net cash used in operating activities ..........    (17,954)           (28,093)
                                                             --------           --------
Cash flows from financing activities:
  Proceeds from the sale of common stock (Note 2) ........         --             28,000
  Proceeds from officer advance (Note 2) .................         --              2,000
                                                             --------           --------
          Net cash provided by financing activities ......         --             30,000
                                                             --------           --------

          Net change in cash .............................    (17,954)             1,907

Cash, beginning of period ................................     19,861                 --
                                                             --------           --------

Cash, end of period ......................................   $  1,907           $  1,907
                                                             ========           ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Income taxes ...........................................   $     --           $     --
                                                             ========           ========
  Interest ...............................................   $     --           $     --
                                                             ========           ========

            See accompanying notes to condensed financial statements

                           LA CORTEZ ENTERPRISES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(1) BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2006 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2) RELATED PARTY TRANSACTIONS

On July 28, 2006, the Company sold 2,250,000 shares of its $0.001 par value common stock to its sole officer and director for $9,000, or $0.004 per share.

On July 28, 2006, the sole officer and director advanced $2,000 to the Company for working capital. The advance is included in the accompanying financial statements as "Indebtedness to related party".

(3) SHAREHOLDERS' EQUITY

On December 12, 2006, the Company sold 1,900,000 shares of its common stock at a price of $0.01 per share for total proceeds of $19,000. The offering was made pursuant to the Company's SB-2 registration statement that became effective on December 4, 2006. All sales were conducted through the Company's officer and director.

(4) INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(5) COMMITMENT

On September 15, 2006, the Company entered into a Commercial Property Lease. The lease commenced on November 1, 2006 and continues on a month-to-month basis until cancelled by either party. The lease requires rental payments of $200 per month and a $500 deposit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $15,254 for the three month period ended March 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the months ended March 31, 2007 was $15,254. Since we have only been incorporated since June 9, 2006, no comparisons are included in this report to previous years.

There was no cash provided by financing activities for the three months ended March 31, 2007.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We only expect to be able to satisfy our cash requirements for the next 2 months with our cash in the bank of $1,907 at March 31, 2007 without having to raise additional funds or seek bank loans. Should it take longer than anticipated to generate revenue from sales, our director has agreed to provide sufficient funding necessary for operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

COMPLETED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

SEPTEMBER 2006 - MARCH 2007:

We began leasing our storefront space on a month to month basis for $200 per month. We paid our director $500 per month for services related to our chocolate and other recipe ingredients and began taste testing procedures.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The number of candies we plan to have manufactured for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs.

JUNE 2007:

During this month, we plan to take the preliminary steps for the build out of our store. We will paint, change flooring, fixtures, and windows. We will setup our vendor relationships and suppliers. We will continue our recipe and taste testing of our proposed various chocolate products.

JULY 2007:

We will continue our store build out, purchase store furniture and equipment, and begin interviews with potential staff for hiring one part time employee once revenues support the expense.

AUGUST 2007:

We plan to open for business while completing minor build out projects. Should it take longer than anticipated to generate revenue from sales, our director has agreed to provide sufficient funding necessary for operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-138465, at the SEC website at www.sec.gov:

     Exhibit No.                          Description
     -----------                          -----------
        3.1        Articles of Incorporation*
        3.2        Bylaws*
       31.1 Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
       32.1 Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 14, 2007                                By: /s/ Maria de la Luz
                                               ------------------------------
                                               Maria de la Luz, Director,
                                               Principal Executive Officer &
                                               Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 14, 2007                                By: /s/ Maria de la Luz
                                               ------------------------------
                                               Maria de la Luz, Director,
                                               Principal Executive Officer &
                                               Principal Financial Officer