Form 10QSB
period 2007-06-30
La Cortez Enterprises, Inc.
filed 2007-08-14
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended June 30, 2007

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

There were 4,150,000 shares of Common Stock outstanding as of August 9, 2007.

                          La Cortez Enterprises, Inc.
                          (a Development Stage Company)
                                 Balance Sheets

                                     Assets
Current assets:

  Cash ..........................................................   $ 10,315
  Deposit........................................................        500
                                                                     -------


                                                                    $ 10,815
                                                                    ========

                      Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable...............................................   $    500
  Accrued liabilities............................................        800
  Indebtedness to related party (Note 2)
                                                                    --------

                             Total liabilities...................     15,900
                                                                    --------

Shareholders' deficit (Note 2):
  Common stock, no par value; 75,000,000 shares authorized,
    4,150,000 shares issued and outstanding.......................     4,150
  Additional paid-in capital......................................    23,850
  Deficit accumulated during development stage....................   (33,085)
                                                                    --------

                             Total shareholders' deficit..........    (5,085)
                                                                     -------


                                                                     $ 10,815
                                                                     ========


    The accompanying notes are an integral part of these financial statements

                           La Cortez Enterprises, Inc.
                          (a Development Stage Company)
                            Statements of Operations



                                                                                                               June 9, 2006
                                                      Three Months Ended             Six Months Ended           (Inception)
                                                           June 30,                        June 30,              Through
                                                 ----------------------------   ----------------------------    June 30,
                                                    2007            2006           2007            2006           2007
Expenses:                                        -----------    -------------   -----------    -------------   -----------
  Professional fees ...........................  $     2,410    $          --   $    15,145    $          --   $    25,133
  Management fees .............................        1,500               --         3,000               --         4,500
  Rent ........................................          600               --         1,200               --         2,400
  Other .......................................           82               --           501               --         1,052
                                                 -----------    -------------   -----------    -------------   -----------
                    Total expenses ............        4,592               --        19,846               --        33,085
                                                 -----------    -------------   -----------    -------------   -----------
                    Loss before income taxes ..       (4,592)              --       (19,846)              --       (33,085)

    Income tax provision (Note 4)..............           --               --            --               --            --
                                                 -----------    -------------   -----------    -------------   -----------

                    Net loss ..................  $    (4,592)   $          --   $   (19,846)   $          --   $   (33,085)
                                                 ===========    =============   ===========    =============   ===========

   Basic and diluted loss per share ...........  $     (0.00)   $        0.00   $     (0.00)   $        0.00
                                                 ===========    =============   ===========    =============

Basic and diluted weighted average
  common shares outstanding ...................    4,150,000        4,150,000     4,150,000        4,150,000
                                                 ===========    =============   ===========    =============


    The accompanying notes are an integral part of these financial statements

                           La Cortez Enterprises, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows


                                                                                                 June 9, 2006
                                                                      Six Months   Six Months    (Inception)
                                                                        Ended        Ended        Through
                                                                       June 30,     June 30,       June 30,
                                                                         2007         2006          2007
                                                                      ----------   ----------    ----------
Cash flows from operating activities:
  Net loss ........................................................  $  (19,846)   $       --   $  (33,085)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Changes in operating assets and liabilities:
        Deposit....................................................          --            --         (500)
        Accounts payable ..........................................          --            --          500
        Accrued liabilities........................................      (2,300)           --          800
                                                                      ----------   ----------    ---------
              Net cash used in
                operating activities...............................     (22,146)           --      (32,285)
                                                                      ----------   ----------    ---------

Cash flows from financing activities:
     Proceeds from the sale of common stock (Note 2) ..............          --            --       28,000
     Proceeds from officer advances (Note 2) ......................      12,600            --       14,600
                                                                      ----------   ----------    ---------
               Net cash provided by
                 financing activities..............................       12,600           --       42,600
                                                                      ----------   ----------    ---------

               Net change in cash..................................      (9,546)           --       10,315

Cash, beginning of period .........................................      19,861            --           --
                                                                      ----------   ----------    ---------

Cash, end of period................................................   $  10,315    $       --    $  10,315
                                                                      ==========   ==========    =========

Supplemental disclosure of cash flow information: Cash paid
  during the period for:
        Income taxes ..............................................  $       --    $       --    $      --
                                                                      ==========   ==========    =========
        Interest...................................................  $        --   $       --    $      --
                                                                      ==========   ==========    =========

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

(2)   Related Party Transactions

On June 16, 2007, the sole officer and director advanced $10,000 to the Company for working capital. The advance is included in the accompanying financial statements as "Indebtedness to related party". The advance carries no interest rate and is due on demand.

On May 17, 2007, the sole officer and director advanced $2,600 to the Company for working capital. The advance is included in the accompanying financial statements as "Indebtedness to related party". The advance carries no interest rate and is due on demand.

On July 28, 2006, the Company sold 2,250,000 shares of its $.001 par value common stock to its sole officer and director for $9,000, or $.004 per share.

On July 28, 2006, the sole officer and director advanced $2,000 to the Company for working capital. The advance is included in the accompanying financial statements as "Indebtedness to related party". The advance carries no interest rate and is due on demand.

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

We incurred operating expenses of $4,592 for the three month period ended June 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended June 30, 2007 was $(4,592). Since we have only been incorporated since June 9, 2006, no comparisons are included in this report to previous years.

There was no cash provided by financing activities for the three months ended June 30, 2007.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect to be able to satisfy our cash requirements for at least the next six months with our cash in the bank of $10,315 at June 30, 2007 without having to raise additional funds or seek bank loans. Should it take longer than anticipated to generate revenue from sales, our director has agreed to provide sufficient funding necessary for operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.                          Description
-----------                          -----------
31.1        Sec. 302 Certification of Principal Executive Officer
31.2        Sec. 302 Certification of Principal Financial Officer(1)
32.1        Sec. 906 Certification of Principal Executive Officer
32.2        Sec. 906 Certification of Principal Financial Officer(2)

      (1) Incorporated by reference to Exhibit 31.1
      (2) Incorporated by reference to Exhibit 32.2

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2007                    LA CORTEZ ENTERPRISES, INC.


                                         By:  /s/ Maria de la Luz
                                            ---------------------
                                             Name:  Maria de la Luz
                                             Title: Principal Executive Officer