Form 10QSB
period 2007-09-30
La Cortez Enterprises, Inc.
filed 2007-11-08
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2007
OR

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to ________

                        Commission File Number 333-138465

                           LA CORTEZ ENTERPRISES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

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

Transitional Small Business Disclosure Format: Yes |_| No |X|

There were 4,150,000 shares of Common Stock outstanding as of November 8, 2007.

                           La Cortez Enterprises, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)


                                     Assets

Current assets:
     Cash                                                           $   5,374
     Deposit                                                              500
                                                                    ---------

                                                                    $   5,874
                                                                    =========

                      Liabilities and Shareholders' Deficit

Current liabilities:
     Accrued liabilities                                            $   1,000
     Indebtedness to related party (Note 2)                            14,600
                                                                    ---------

             Total liabilities                                         15,600
                                                                    ---------

Shareholders' deficit (Note 2):
     Common stock, no par value; 75,000,000 shares authorized,
        4,150,000 shares issued and outstanding                         4,150
     Additional paid-in capital                                        23,850
     Deficit accumulated during development stage                     (37,726)
                                                                    ---------

             Total shareholders' deficit                               (9,726)
                                                                    ---------

                                                                    $   5,874
                                                                    =========

    The accompanying notes are an integral part of these financial statements

                           La Cortez Enterprises, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                            June 9, 2006
                                                                                                             (Inception)
                                               Three Months Ended             Nine Months Ended               Through
                                                 September 30,                  September 30,               September 30,
                                        ------------------------------   ------------------------------     -------------
Expenses:                                    2007            2006             2007             2006             2007
                                        -------------    -------------    -------------    -------------    -------------
   Professional fees                    $       2,500    $       5,075    $      17,645    $       5,075    $      27,633
   Management fees                              1,500               --            4,500               --            6,000
   Rent                                           600              600            1,800              600            3,000
   Other                                           41               80              542               80            1,093
                                        -------------    -------------    -------------    -------------    -------------
             Total expenses                     4,641            5,755           24,487            5,755           37,726
                                        -------------    -------------    -------------    -------------    -------------

             Loss before income taxes          (4,641)          (5,755)         (24,487)          (5,755)         (37,726)

Income tax provision (Note 4)                      --               --               --               --               --
                                        -------------    -------------    -------------    -------------    -------------

             Net loss                   $      (4,641)   $      (5,755)   $     (24,487)   $      (5,755)   $     (37,726)
                                        =============    =============    =============    =============    =============

Basic and diluted loss per share        $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
                                        =============    =============    =============    =============

Basic and diluted weighted average
   common shares outstanding                4,150,000        4,150,000        4,150,000        4,150,000
                                        =============    =============    =============    =============                =

    The accompanying notes are an integral part of these financial statements

                           La Cortez Enterprises, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      June 9, 2006     June 9, 2006
                                                                      Nine Months      (Inception)      (Inception)
                                                                         Ended           Through          Through
                                                                     September 30,    September 30,    September 30,
                                                                         2007             2006             2007
                                                                     -------------    -------------    -------------
Cash flows from operating activities:
         Net loss                                                    $     (24,487)   $      (5,755)   $     (37,726)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
                      Changes in operating assets and liabilities:
                      Deposit                                                   --             (500)            (500)
                      Accounts payable                                        (500)              --               --
                      Accrued liabilities                                   (2,100)           3,600            1,000
                                                                     -------------    -------------    -------------
                                  Net cash used in
                                       operating activities                (27,087)          (2,655)         (37,226)
                                                                     -------------    -------------    -------------

Cash flows from financing activities:
         Proceeds from the sale of common stock (Note 2)                        --            9,000           28,000
         Proceeds from officer advances (Note 2)                            12,600            2,000           14,600
                                                                     -------------    -------------    -------------
                                  Net cash provided by
                                       financing activities                 12,600           11,000           42,600
                                                                     -------------    -------------    -------------

                                              Net change in cash           (14,487)           8,345            5,374

Cash, beginning of period                                                   19,861               --               --
                                                                     -------------    -------------    -------------

Cash, end of period                                                  $       5,374    $       8,345    $       5,374
                                                                     =============    =============    =============

Supplemental disclosure of cash flow information:
         Cash paid during the period for:
                      Income taxes                                   $          --    $          --    $          --
                                                                     =============    =============    =============
                      Interest                                       $          --    $          --    $          --
                                                                     =============    =============    =============

                           La Cortez Enterprises, Inc.
                          (a Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2006 as filed in its Form 10KSB and should be read in conjunction with the notes thereto. The Company is in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No.7.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2) Related Party Transactions

On June 16, 2007, the sole officer and director advanced $10,000 to the Company for working capital. The advance is included in the accompanying financial statements as "Indebtedness to related party." The advance carries no interest rate and is due on demand.

On May 17, 2007, the sole officer and director advanced $2,600 to the Company for working capital. The advance is included in the accompanying financial statements as "Indebtedness to related party." The advance carries no interest rate and is due on demand.

On July 28, 2006, the Company sold 2,250,000 shares of its $.001 par value common stock to its sole officer and director for $9,000, or $.004 per share.

On July 28, 2006, the sole officer and director advanced $2,000 to the Company for working capital. The advance is included in the accompanying financial statements as "Indebtedness to related party." The advance carries no interest rate and is due on demand.

                           La Cortez Enterprises, Inc.
                          (a Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(3) Shareholder's Equity

On December 12, 2006, the Company sold 1,900,000 shares of its common stock at a price of $.01 per share for total proceeds of $19,000. The offering was made pursuant to the Company's SB-2 registration statement that became effective on December 4, 2006. All sales were conducted through the Company's officer and director.

(4) Income Taxes

The Company records its income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." The Company incurred net operating losses during all periods presented in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(5) Commitment

On September 15, 2006, the Company entered into a Commercial Property Lease. The Lease commenced on November 1, 2006 and continues on a month-to-month basis until cancelled by either party. The Lease requires rental payments of $200 per month and a $500 deposit. As of September 30, 2007, the Company owed $1,000 for unpaid lease payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $24,487 for the nine month period ended September 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the nine months ended September 30, 2007 was $24,487. Since we have only been incorporated since June 9, 2006, no comparisons are included in this report to previous years.

There was no cash provided by financing activities for the nine months ended September 30, 2007.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We only expect to be able to satisfy our cash requirements for at least the next three months with our cash in the bank of $5,374 at September 30, 2007 without having to raise additional funds or seek bank loans. Should it take longer than anticipated to generate revenue from sales, our director has agreed to provide sufficient funding necessary for operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

In addition to taking the steps set forth below regarding our current business plan, we have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

COMPLETED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

SEPTEMBER 2006 - September 2007:

We began leasing our storefront space on a month to month basis for $200 per month. We paid our director $500 per month for services related to our chocolate and other recipe ingredients and began taste testing procedures.

PROPOSED STEPS TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The number of candies we plan to have manufactured for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs.

During the period September 2007 through December 2007 we plan to take the preliminary steps for the build out of our store. We intend to paint, change flooring, fixtures, and windows. We will take steps to establish our vendor relationships and suppliers. We will continue our recipe and taste testing of our proposed various chocolate products. We may begin interviews with potential staff for hiring one part time employee once revenues support the expense.

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

Our principal executive officer and principal financial officer has also indicated that there were no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1) Incorporated by reference to Exhibit 31.1
(2) Incorporated by reference to Exhibit 32.2

                                   SIGNATURES

In accordance with the requirements of Section 13(a) or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 8, 2007                   LA CORTEZ ENTERPRISES, INC.
      ---------------


                                         By:/s/Maria de la Luz
                                            ------------------------------------
                                            Name:  Maria de la Luz
                                            Title: Principal Executive Officer