Form 10KSB
period 2007-12-31
La Cortez Energy, Inc.
filed 2008-03-31
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number	333-138465

LA CORTEZ ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2260 El Cajon Blvd., #882, San Diego, CA	92104
(Address of principal executive offices)	(Zip Code)
(775) 352-3930
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Name of each Exchange on Which Registered: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒No ☐

State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of March 20, 2008 there were 12,050,444 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on March 20, 2008 was approximately $33,741,243 based on the average bid and asked price of our common stock on March 20, 2008, which was $2.80 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,400,444 shares of common stock, $0.001 par value, as of March 20, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Description of Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Nevada on June 9, 2006. We were formed to create, market and sell gourmet chocolates wholesale and retail throughout Mexico. We planned to utilize our management’s background in the gourmet chocolate industry to offer our products through retail locations across Mexico. As of the date of this filing we took the following steps in the execution of our original business plan: We developed our business plan, determined the market in which we intended to open our first retail location, rented our first retail space and began taste testing procedures.

We recently decided to redirect our business focus towards identifying and pursuing a business strategy in the energy sector and related opportunities in South America. To this end, we are looking at ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

As a reflection of this change in our strategic direction, we changed our name from La Cortez Enterprises, Inc. to La Cortez Energy, Inc.

 Patents, Trademarks and Licenses, Franchises,
 Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Research and Development

During the fiscal years ended December 31, 2007 and December 31, 2006 we made no expenditures on research and development.

Employees

As of March 20, 2008 our only two employees are our chief executive officer and our vice president.

Charter Amendment to Increase Authorized Capital and Change Our Name

By written consents dated February 7, 2008 our board of directors (the “Board”) and our stockholders holding 2,250,000 (approximately 54.2%) of our outstanding common shares on February 7, 2008 authorized us to amend and restate our Articles of Incorporation to change our name from La Cortez Enterprises, Inc. to La Cortez Energy, Inc. and to increase our authorized capital stock from 75 million shares consisting of 75 million shares of common stock, $0.001 par value per share (the “Common Stock”), to 310 million shares, consisting of 300 million shares of Common Stock and 10 million shares of preferred stock, $0.001 par value per share. The amendment required the affirmative vote of a majority of the outstanding shares of Common Stock entitled to vote thereon. There were no dissenters’ rights applicable to the amendment.

Forward Stock Split

By written consents dated February 7, 2008 our Board authorized the Corporation to declare a five for one (5 for 1) forward stock split (the “Stock Split”) on each share of our Common Stock issued and outstanding at the close of business on February 21, 2008 (the “Record Date”), in the form of a stock dividend. The Stock Split was deemed by the Board to be advisable and in the best interest of the Corporation and our stockholders. The payment date and the effective date for the Stock Split were February 26, 2008 and February 27, 2008, respectively. Maria de la Luz, our President, agreed to cancel the dividend shares she received in the Stock Split.

Loans

In consideration of a February 8, 2008 loan from one of our existing stockholders (the “Holder”) in the amount of $50,000, we issued a promissory note (the “Note”) dated February 8, 2008 to the Holder. The Note had a one year term and paid interest at the rate of 9% per annum, compounded annually. On February 26, 2008 we decided to repay the obligation on the Note by issuing 100,444 shares of our Common Stock to the Holder. These shares have been issued to the Holder pursuant to a Restricted Stock Purchase Agreement. The agreement provides for a purchase price $0.50 per share, or $50,222, which amount was paid by cancellation of the Note and includes accrued interest on the Note. The issuance of the shares to the Holder was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer.

Private Placement

On March 14, 2008 we closed a private offering (the “Offering”) of 2,400,000 shares of our Common Stock at a price of $1.00 per share, on a post-Stock Split basis. The Offering was made on a “best efforts, no minimum” basis solely to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), in the case of U.S. Persons, and to Non-U.S. Persons under Rule 903 of Regulation S under the Securities Act. The certificates evidencing the shares issued in the Offering bear a legend restricting their transfer.

ITEM 2.   DESCRIPTION OF PROPERTY

We utilize space at 2260 El Cajon Blvd., #882, San Diego, CA 92104 provided to us on a rent free basis by our chief executive officer as our executive offices. We do not own any property. Since November 2006, we have been leasing on a month-to-month basis a retail location in Tijuana, Baja California, Mexico for our legacy business. The rent for this space is $200 per month and we can terminate the lease on thirty days notice. We do not own any property.

ITEM 3.   LEGAL PROCEEDINGS

No legal proceedings are presently pending or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information.

As of January 16, 2007, our common stock has been quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol LCTZ. Our trading symbol was not changed in connection with our name change.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid (1)	Low Bid (1)

December 31, 2007	$0.10	$0.10
September 30, 2007	$0.25	$0.10
June 30, 2007	$0.30	$0.25
March 31, 2007 (2)	$0.30	$0.30

(1)All quotations give retroactive effect to Stock Split which was effected on February 27, 2008.
(2)From January 11, 2007, the first available date during this quarter.

Holders

As of March 20, 2008, there were 21 record holders of our common stock.

Dividends

We have never declared any cash dividends with respect to our Common Stock. Future payment of dividends is within the discretion of our Board and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our Common Stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our Common Stock.

Recent Sales of Unregistered Securities

We sold no equity securities during the fiscal year ended December 31, 2007.

Securities Authorized For Issuance Under Equity Compensation Plans

We adopted our 2008 Equity Incentive Plan (the “Plan”) on February 7, 2008. The Plan was approved by our Board and a majority of the outstanding shares of our Common Stock and allows for awards of up to an aggregate of 2,000,000 shares of our Common Stock, subject to adjustment under certain circumstances. As of the date hereof, we have not granted any awards under the Plan. We have not maintained any other equity compensation plans since our inception.

Use of Proceeds from Registered Securities

On December 4, 2006, our public offering registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (the “SEC”) (SEC file no. 333-138465). On December 22, 2006, the sale under this Form SB-2 of 1,900,000 Common Shares at a price of $0.01 per share for an aggregate of $19,000 was completed and the offering was closed. There was no underwriter involved in this public offering. We incurred estimated expenses to third parties of approximately $5,155 in connection with the preparation and filing of the Form SB-2, and net proceeds to us from this Form SB-2 offering were approximately $13,845. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.

ITEM 6.   PLAN OF OPERATION

We were incorporated in the State of Nevada on June 9, 2006. We were formed to create, market and sell gourmet chocolates wholesale and retail throughout Mexico. We conducted minimal operations in this line of business and recently decided to refocus our business strategy on the energy sector and related opportunities in South America. To this end, we are looking at ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions. As a reflection of this change in our strategic direction, we changed our name from La Cortez Enterprises, Inc. to La Cortez Energy, Inc.

We have minimal operating costs and expenses at the present time due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over and above the amount we raised in our recent private placement (See “Item 1. Description of Business - Private Placement” above.) during the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM 7.   FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2007	F-3

Statements of Operations for the year ended December 31, 2007,
from June 9, 2006 (inception) through December 31, 2006, and from June 9, 2006 (inception) through December 31, 2007	F-4

Statement of Changes in Shareholders' Deficit for the period from
June 9, 2006 (inception) through December 31, 2007	F-5

Statements of Cash Flows for the year ended December 31, 2007,
from June 9, 2006 (inception) through December 31, 2006, and from June 9, 2006 (inception) through December 31, 2007	F-6

Notes to Financial Statements.	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
La Cortez Enterprises, Inc.

We have audited the balance sheet of La Cortez Enterprises, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2007, the period from June 9, 2006 (inception) through December 31, 2006, and the period from June 9, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Cortez Enterprises, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from June 9, 2006 (inception) through December 31, 2006, and the period from June 9, 2006 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered operating losses since inception and has a limited operating history, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
February 11, 2008

LA CORTEZ ENTERPRISES, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2007

Assets
Cash	$1,025
Deposit	500
$1,525

Liabilities and Shareholders’ Deficit
Liabilities:
Accrued liabilities	$1,000
Indebtedness to related party (Note 2	14,600
Total liabilities	15,600

Shareholders’ deficit (Note 2):
Common stock, no par value; 75,000,000 shares authorized,
4,150,000 shares issued and outstanding	4,150
Additional paid-in capital	23,850
Deficit accumulated during development stage	(42,075)
Total shareholders’ deficit	(14,075)
$1,525

See accompanying notes to financial statements

LA CORTEZ ENTERPRISES, INC.
(A Development Stage Company)
Statements of Operations
		June 9, 2006	June 9, 2006
	For The	(Inception)	(Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
Expenses:	2007	2006	2007
Professional fees	$19,695	$9,988	$29,683
Management fees	6,000	—	7,500
Rent	2,400	1,200	3,600
Other	741	2,051	1,292
Total expenses	28,836	13,239	42,075

Loss before income taxes	(28,836)	(13,239)	(42,075)

Income tax provision (Note 4)	—	—	—

Net loss	$(28,836)	$(13,239)	$(42,075)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	4,150,000	4,150,000

See accompanying notes to financial statements

LA CORTEZ ENTERPRISES, INC.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at June 9, 2006 (inception)	—	$—	$—	$—	$—

July 2006, common stock sold to president/
sole director at $.004 per share (Note 2)	2,250,000	2,250	6,750	—	9,000
December 2006, common stock sold pursuant
to a SB-2 registered offering at $.01/share
(Note 3)	1,900,000	1,900	17,100	—	19,000
Net loss, period ended December 31, 2006	—	—	—	(13,239)	(13,239)

Balance at December 31, 2006	4,150,000	4,150	23,850	(13,239)	14,761

Net loss, year ended December 31, 2007	—	—	—	(28,836)	(28,836)

Balance at December 31, 2007	4,150,000	$4,150	$23,850	$(42,075)	$(14,075)

See accompanying notes to financial statements

LA CORTEZ ENTERPRISES, INC.
(A Development Stage Company)
Statements of Cash Flows

	For The Year Ended December 31, 2007	June 9, 2006 (Inception) Through December 31, 2006	June 9, 2006 (Inception) Through December 31, 2007
Cash flows from operating activities:
Net loss	$(28,836)	$(13,239)	$(42,075)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Deposit	—	(500)	(500)
Accounts payable	(500)	500	—
Accrued liabilities	(2,100)	3,100	1,000
Net cash used in
operating activities	(31,436)	(10,139)	(41,575)

Cash flows from financing activities:
Proceeds from the sale of common stock (Note 2)	—	28,000	28,000
Proceeds from officer advances (Note 2)	12,600	2,000	14,600
Net cash provided by
financing activities	12,600	30,000	42,600

Net change in cash	(18,836)	19,861	1,025

Cash, beginning of period	19,861	—	—

Cash, end of period	$1,025	$19,861	$1,025

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes.	$—	$—	$—
Interest	$—	$—	$—

 See accompanying notes to financial statements

LA CORTEZ ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1) Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

La Cortez Enterprises, Inc. (the “Company”) was incorporated on June 9, 2006 in the State of Nevada. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company intends to create, market and sell gourmet chocolates to wholesalers and retail customers at its own planned retail shops. The Company intends to raise capital for its business plan through the issuance of equity financing; however, the Company currently has very limited resources with which to implement this business plan. The Company conducted its first stock offering in December 2006 (see Note 3).

Development Stage

The Company is in the development stage in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of December 31, 2007, the Company has devoted substantially all of its efforts to organizational and financial planning.

The Company has raised $19,000 through a stock offering pursuant to an SB-2 registration statement and another $9,000 through its sole officer and director’s purchase of the Company’s common stock. In addition, the sole officer and director has loaned the Company $14,600.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

Use of Estimates

LA CORTEZ ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2007.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Fiscal year-end

The Company’s year-end is December 31.

New accounting pronouncements

LA CORTEZ ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006, the fiscal year beginning January 1, 2007 for the Company.

(2)	Related Party Transactions

Indebtedness to related party

On June 16, 2007, the sole officer and director advanced $10,000 to the Company for working capital. The advance is included in the accompanying financial statements as “Indebtedness to related party.” The advance carries no interest rate and is due on demand.

On May 17, 2007, the sole officer and director advanced $2,600 to the Company for working capital. The advance is included in the accompanying financial statements as “Indebtedness to related party.” The advance carries no interest rate and is due on demand.

On July 28, 2006, the sole officer and director advanced $2,000 to the Company for working capital. The advance is included in the accompanying financial statements as “Indebtedness to related party.” The advance carries no interest rate and is due on demand.

Common stock sales

On July 28, 2006, the Company sold 2,250,000 shares of its $.001 par value common stock to its sole officer and director for $9,000, or $.004 per share.

(3)	Shareholders’ Equity

On December 12, 2006, the Company sold 1,900,000 shares of its common stock at a price of $.01 per share for total proceeds of $19,000. The offering was made pursuant to the company’s SB-2 registration statement that became effective on December 4, 2006. All sales were conducted through the Company’s officer and director.

LA CORTEZ ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(4)	Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:
	For The Year Ended December 31, 2007	June 9, 2006 (Inception) Through December 31, 2006

U.S. statutory federal rate, graduated	15.00%	15.00%
State income tax rate, net of federal	7.51%	7.51%
Net operating loss (NOL) for which no tax benefit is currently available	-22.51%	-22.51%
	0.00%	0.00%

At December 31, 2007, deferred tax assets consisted of a net tax asset of $9,813, due to operating loss carryforwards of $42,075, which was fully allowed for, in the valuation allowance of $9,813. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the year ended December 31, 2007 and the period ended December 31, 2006 totaled $6,492 and $3,321, respectively. The current tax benefit also totaled $6,492 and $3,321, respectively, for the year ended December 31, 2007 and the period ended December 31, 2006. The net operating loss carryforward expires through the year 2027.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(5)	Commitment

On September 15, 2006, the Company entered into a Commercial Property Lease. The lease commenced on November 1, 2006 and continues on a month-to-month basis until cancelled by either party. The lease requires rental payments of $200 per month and a $500 deposit. As of December 31, 2007, the Company owed $1,000 for unpaid lease payments.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of La Cortez Energy, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Under the supervision and with the participation of our senior management, consisting of Maria de la Luz, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

    Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS, CONTROL PERSONS AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of March 20, 2008, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director
Maria de la Luz	President, Treasurer, Secretary	53	September 15, 2006
Nadine Smith	Vice President, Director	50	February 7, 2008

The following is a brief account of the business experience during the past five years or more of each of our director and executive officer.

Nadine Smith has served as our sole director since February 7, 2008. Ms. Smith has been a private investor and business consultant for more than five years. Ms. Smith is currently a director of Gran Tierra Energy Inc., a publicly held independent international energy company involved in oil and natural gas exploration and exploitation. Ms. Smith has previously served as a director of Patterson-UTI Energy Inc. and American Retirement Corporation, both public companies. Additionally, during the past ten years, Ms. Smith has served in executive officer capacities for several operating companies. Ms. Smith holds a Bachelor of Science degree in economics from Smith College and a Masters of Business Administration from Yale University.

Maria de la Luz has served as our President, Treasurer and Secretary since September 15, 2006 and sole director from September 15, 2006 to February 7, 2008. From 1986 to 2006, Ms. de la Luz worked for El Farol Chocolatiers, Tijuana, B.C. Mexico where she managed the entire process of preparation and manufacturing of chocolates. Ms. de la Luz attended Preparatory School Sor Juana Ines de la Cruz in Mexico City.

Board of Directors

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board. Our Board may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date, due in part to the fact that we presently have only one director. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our sole director, Nadine Smith, serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

On February 21, 2008 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President /co La Cortez Energy, Inc. at 2260 El Cajon Blvd., #882, San Diego, CA 92104.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2007 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2007 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2007 that received annual compensation during the fiscal year ended December 31, 2007 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Maria de la Luz, Chief Executive Officer	2007	6,000	0	0	0	0	0	0	6,000
	2006	0	0	0	0	0	0	0	0

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2008 Equity Incentive Plan adopted in February 2008. (See “Item 5. Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board or for special assignments. During the fiscal years ended December 31, 2007 and 2006 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 20, 2008 by

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock,

•	each of our directors,

•	each of our executive officers, and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Maria de la Luz (2) 2260 El Cajon Blvd., #882 San Diego, CA 92104	Common Stock	2,250,000	13.7%

Nadine Smith (3) 2260 El Cajon Blvd., #882 San Diego, CA 92104	Common Stock	2,100,000	12.8%

All directors and executive officers as a group (2 persons)	Common Stock	4,350,000	26.5%

VP Bank Bleicherweg 50 CH-8027 Zurich	Common Stock	1,250,000	7.6%

Laffin Ventures Corporation c/o Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY 10022	Common Stock	1,250,000	7.6%

Tangocorp, Inc. 802 Grand Pavilion PO Box 10335 APO West Bay Rd Grand Cayman, Cayman Islands	Common Stock	1,250,000	7.6%

Paramount Strategy Corp. PO BOX 802 West Bay Cayman Islands KYI-1303	Common Stock	1,250,000	7.6%

Adrien Ellul SOHO Square 21 Lyndhurst Terrace Central, Hong Kong Hong Kong SAR	Common Stock	1,250,000	7.6%

Hypo-Alpe-Adria Bank Landstrasse 126A FL-9494 Schaan - Liechtenstein	Common Stock	1,000,000	6.1%

Solomon Btesh Via Espana #137 Edificio Ben Betesh Panama City, Republic of Panama	Common Stock	1,000,000	6.1%

Aton Select Fund Ltd. 3076 Sir Francis Drake's Highway Raod Town, Tortola British Virgin Islands	Common Stock	965,000	5.9%

(1)
Based upon 16,400,444 shares issued and outstanding as at March 20, 2008. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our Common Stock.

(2)	Ms. de la Luz is our President, Treasurer and Secretary.

(3)	Ms. Smith has been a vice president and a director and our Chairman of the Board since February 7, 2008.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not issued any of our securities under any equity compensation plans. For a discussion of the Plan as recently adopted, see “Item 5. Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans”, above.

ITEM 12.   CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Ms. de la Luz, our President, has agreed to provide to us her services and the use of her office for a monthly charge of $200.

Ms. de la Luz purchased 2,250,000 shares of our Common Stock for cash in the amount of $9,000 on July 28, 2006. The stock was valued at $0.004 per share.

On June 16, 2007, May 17, 2007 and July 28, 2006, Ms. de la Luz advanced $10,000, $2,600 and $2,000, respectively, to us for working capital purposes. These advances carry no interest rate and are due on demand.

On February 8, 2008, we issued 230,000 shares of our restricted Common Stock to Nadine Smith in consideration of cash in the amount of $0.05 per share, on a pre-Stock Split basis, for a total of $11,500. The issuance of these shares to Ms. Smith was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer.

On March 14, 2008 as part of our Offering, we issued 500,000 shares of our restricted Common Stock to Nadine Smith in consideration of cash in the amount of $1.00 per share, on a post-Stock Split basis, for a total of $500,000. The issuance of these shares to Ms. Smith was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering. The certificate evidencing the shares bears a legend restricting its transfer. For a discussion of the Offering, see “Item 1. Description of Business - Private Placement”, above.

Neither our officers nor our director devote their full time to our affairs and such persons may be affiliated with other business entities and enterprises, some of which may have been or may be formed for purposes similar to ours and thus be in direct competition with us.  Such activities may result in such persons being exposed to conflicts of interests from time to time. We have not adopted any conflict of interest policy with respect to such transactions. However, our officers and director recognize their fiduciary obligations to treat us and our shareholders fairly in any such activities.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 13.   EXHIBITS

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on February 8, 2008 (1)
3.2	3.2	By-Laws of Registrant (2)
10.1	*	Registrant’s 2008 Stock Incentive Plan adopted February 7, 2008
14	*	Code of Ethics
21	*	List of Subsidiaries
31.1/31.2	*	Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

* Filed herewith.

(1)
Filed with the Securities and Exchange Commission on February 13, 2008 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-138465) on Form SB-2, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on November 7, 2006 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-138465) on Form SB-2, which exhibit is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2007 and 2006 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006
Audit fees (1)	$ 5,500	$3,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	350
Total fees	$ 5,500	$3,350

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA CORTEZ ENERGY, INC.

Date: March 31, 2008	By:	/s/ Maria de la Luz
Maria de la Luz, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Maria de la Luz
Maria de la Luz	President, Treasurer, Chief Executive Officer, Chief Financial and Accounting Officer	March 31, 2008

Board of Directors
/s/ Nadine Smith
Nadine Smith	Director	March 31, 2008