Form 10-Q
period 2008-03-31
La Cortez Energy, Inc.
filed 2008-05-15
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-138465

LA CORTEZ ENERGY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	1311	20-5157768
(State of incorporation)	(Primary SIC Number)	(IRS Employer ID Number)

1266 1st Street, Suite 4
Sarasota, FL 34236
(941)365-5081
(Address and telephone number of principal executive offices)

2260 El Cajon Blvd. #882
San Diego, CA 92104
(Former address of principal executive offices)

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 16,400,444 shares of Common Stock outstanding as of May 13, 2008.

LA CORTEZ ENERGY, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

La Cortez Energy, Inc.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
March 31, 2008
(Unaudited)

Assets
Cash and cash equivalents	$2,352,915
Deposit	500

$2,353,415

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable	$10,915
Accrued liabilities	600
Indebtedness to related party (Note 3)	14,600

Total liabilities	26,115

Shareholders’ equity (Note 4):
Common stock, $.001 par value; 300,000,000 shares authorized, 16,400,444 shares issued and outstanding	16,400
Additional paid-in capital	2,483,322
Deficit accumulated during development stage	(172,422)

Total shareholders’ equity	2,327,300

$2,353,415

See accompanying notes to condensed financial statements

La Cortez Energy, Inc.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
March 31, 2008
(Unaudited)

			June 9, 2006
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
Operating expenses:	2008	2007	2008
Professional fees	$108,117	$12,735	$137,800
Management fees	—	1,500	7,500
Stock-based compensation	10,000	—	10,000
Travel	6,090	—	6,090
Rent	600	600	4,200
Other	5,970	419	7,262
Total operating expenses	130,777	15,254	172,852

Loss from operations	(130,777)	(15,254)	(172,852)

Non-operating income (expense):
Interest income	652	—	652
Interest expense	(222)	—	(222)

Loss before income taxes	(130,347)	(15,254)	(172,422)

Income tax provision (Note 5)	—	—	—

Net loss	$(130,347)	$(15,254)	$(172,422)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	9,475,222	4,150,000

See accompanying notes to condensed financial statements

La Cortez Energy, Inc.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Condensed Statement of Changes  in Shareholders' Equity
March 31, 2008
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at June 9, 2006 (inception)	—	$—	$—	$—	$—

July 2006, common stock sold to president/
sole director at $.0008 per share (Note 3)	*11,250,000	11,250	(2,250)	—	9,000
December 2006, common stock sold pursuant
to a SB-2 registered offering at $.002/share (Note 4)	*9,500,000	9,500	9,500	—	19,000
Net loss, period ended December 31, 2006	—	—	—	(13,239)	(13,239)

Balance at December 31, 2006	*20,750,000	20,750	7,250	(13,239)	14,761

Net loss, year ended December 31, 2007	—	—	—	(28,836)	(28,836)

Balance at December 31, 2007	*20,750,000	20,750	7,250	(42,075)	(14,075)

February 2008, common stock sold to an
officer at $.01 per share (unaudited) (Note 3)	*1,150,000	1,150	10,350	—	11,500
February 2008, common stock issued to a
consultant in exchange for services at $.01 per share(unaudited) (Note 4)	*1,000,000	1,000	9,000	—	10,000
February 2008, cancellation of former officer's
shares (unaudited) (Note 3)	(9,000,000)	(9,000)	9,000	—	—
February 2008, common stock issued in exchange
for extinguishment of debt and accrued interest at $.50 per share (unaudited) (Note 4)	100,444	100	50,122	—	50,222
March 2008, common stock sold in private
placement offering at $1.00 per share (unaudited) (Note 4)	2,400,000	2,400	2,397,600	—	2,400,000
Net loss, three months ended
March 31, 2008 (unaudited)	—	—	—	(130,347)	(130,347)

Balance at March 31, 2008 (unaudited)	16,400,444	$16,400	$2,483,322	$(172,422)	$2,327,300

* Restated for 5:1 forward stock split (see Note 4)

La Cortez Energy, Inc.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
March 31, 2008
(Unaudited)

			June 9, 2006
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(130,347)	$(15,254)	$(172,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (Note 4)	10,000	—	10,000
Common stock issued in exchange for interest expense (Note 4)	222	—	222
Changes in operating assets and liabilities:
Prepaid expenses	—	(700)	—
Deposit	—	—	(500)
Accounts payable	10,915	(500)	10,915
Accrued liabilities	(400)	(1,500)	600
Net cash used in operating activities	(109,610)	(17,954)	(151,185)

Cash flows from financing activities:
Proceeds from the sale of common stock (Notes 2 and 4)	2,411,500	—	2,439,500
Proceeds from issuance of note payable (Note 4)	50,000	—	50,000
Proceeds from officer advances (Note 3)	—	—	14,600
Net cash provided by financing activities	2,461,500	—	2,504,100

Net change in cash	2,351,890	(17,954)	2,352,915

Cash, beginning of period	1,025	19,861	—

Cash, end of period	$2,352,915	$1,907	$2,352,915

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing transactions:
Common stock issued in exchange for extinguishment of note payable (Note 4)	$(50,000)	$—	$(50,000)

See accompanying notes to condensed financial statements

LA CORTEZ ENERGY, INC.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(1)	Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2007 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2)	Organization and Amended Articles of Incorporation

As authorized by the sole director, on February 7, 2008, the name of the Company was changed from La Cortez Enterprises, Inc. to La Cortez Energy, Inc. and the capitalization of the Corporation was increased to 310,000,000 shares of which 300,000,000 are common stock with a par value of $0.001 and 10,000,000 shares are preferred stock with a par value $0.001 per share.

Upon the resignation of the Company’s sole officer and director, effective February 25, 2008, a new Chairperson was appointed to serve on the Board until a successor is duly elected.

(3)	Related Party Transactions

Indebtedness to related party

On June 16, 2007, the sole officer and director advanced $10,000 to the Company for working capital. The advance is included in the accompanying condensed financial statements as “Indebtedness to related party.” The advance carries no interest rate and is due on demand.

On May 17, 2007, the sole officer and director advanced $2,600 to the Company for working capital. The advance is included in the accompanying condensed financial statements as “Indebtedness to related party.” The advance carries no interest rate and is due on demand.

On July 28, 2006, the sole officer and director advanced $2,000 to the Company for working capital. The advance is included in the accompanying condensed financial statements as “Indebtedness to related party.” The advance carries no interest rate and is due on demand.

Common stock sales

On February 7, 2008, the Company sold 1,150,000 (post-split) shares of its $.001 par value common stock to its newly appointed officer and sole director for $11,500, or $.01 (post-split) per share.

On July 28, 2006, the Company sold 11,250,000 (post-split) shares of its $.001 par value common stock to its sole officer and director for $9,000, or $.0008 (post-split) per share.

(4)	Shareholders’ Equity

Common stock split

On February 7, 2008, the Company’s Board of Directors approved a 5 for 1 forward stock split on each share of its common stock issued and outstanding at the close of business on February 21, 2008. Following the stock split the Company had 22,900,000 common shares issued and outstanding. Shares issued prior to February 21, 2008 have been retroactively restated to reflect the impact of the stock split.

Common stock issued for services

On February 7, 2008, the Company issued 1,000,000 (post-split) shares of its common stock in exchange for consulting services. The transaction was valued at the fair value of the common stock issued, or $.01 (post-split) per share, by the Company’s Board of Directors. Stock-based compensation expense of $10,000 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2008.

Common stock issued to extinguish debt

On February 8, 2008, the Company issued a promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in exchange for a $50,000 of working capital proceeds. The note was due within one year and carried a nine percent annual interest rate.

On February 25, 2008, the Company issued 100,444 shares of its common stock in exchange for full payment of the note and accrued interest. The transaction was valued at the fair value of the common stock issued, or $.50 per share, by the Company’s Board of Directors, representing the $50,000 note and $222 of interest expense.

Common stock sales

On February 19, 2008 the Company’s Board of Directors, via a consent of its sole director, authorized the Company to offer up to 2,000,000 shares of its common stock to a limited number of accredited investors at a price of $1.00 per share, in a private placement offering pursuant to the exemptions from registration provided by Rule 506 of Regulation D, Regulation S, and Section 4(2) under the Securities Act of 1933, as amended. On March 13, 2008, the Board further authorized to increase the size of the offering to up to 3,000,000 shares of its Common Stock. As of March 31, 2008, a total of 2,400,000 shares of common stock were sold for total proceeds of $2,400,000.

On December 12, 2006, the Company sold 9,500,000 (post-split) shares of its common stock at a price of $.002 (post-split) per share for total proceeds of $19,000. The offering was made pursuant to the company’s SB-2 registration statement that became effective on December 4, 2006. All sales were conducted through the Company’s officer and director.

(5)	Income Taxes

The Company records its income taxes in accordance with SFAS No.109, “Accounting for Income Taxes.” The Company incurred net operating losses during all periods presented in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(6)	Commitment

On September 15, 2006, the Company entered into a Commercial Property Lease. The Lease commenced on November 1, 2006 and continues on a month-to-month basis until cancelled by either party. The Lease requires rental payments of $200 per month and a $500 deposit. As of March 31, 2008, the Company owed $600 for unpaid lease payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to identify and exploit available business opportunities in the energy sector in South America, our ability to raise sufficient capital to successfully participate in projects in our field of operations and our ability to build a management infrastructure sufficient for our operational needs.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

We were incorporated in the State of Nevada on June 9, 2006. We recently decided to redirect our efforts towards identifying and pursuing a business strategy in the energy sector and related opportunities in South America, with an initial focus on opportunities in Colombia.

More specifically, we expect to explore investment opportunities in one or more of the following areas: oil and gas exploration and development, hydrocarbon production and investments in infrastructure associated therewith (e.g., storage tanks, processing facilities and/or pipelines). The scope of our activities in this regard may include, but not be limited to, the acquisition of or assignment of rights to develop exploratory acreage under concessions with government authorities and private landowners, the purchase of oil and gas producing properties, farm-in and farm-out opportunities (i.e., the assumption of or assignment of obligations to fund the cost of drilling and development), and/or the purchase of debt or equity in, and/or assets of, existing oil and gas exploration and development companies currently conducting activities in Colombia.

Because we are initially interested in opportunities in Colombia, we have established a subsidiary, La Cortez Energy Colombia, E.U. (“La Cortez Colombia”), with offices in Bogota, Colombia.

To provide us with working capital to enable us to begin to pursue our business plan in the energy sector in South America, we closed a private offering (the “Offering”), on March 14, 2008, of 2,400,000 shares of our common stock at a price of $1.00 per share for an aggregate of $2,400,000, as further described on our Form 8-k filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2008.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred total expenses of $130,777 for the three month period ended March 31, 2008 compared to $15,254 for the three month period ended March 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in expenses for the three month period ended March 31, 2008 is attributable primarily to increased legal expenses incurred in connection with the our new business activities and the Offering.

Our net loss for the three months ended March 31, 2008 was $130,347 compared to $15,254 for the three month period ended March 31, 2007.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had a cash balance of $2,352,915 as a result of the Offering. We expect that this amount of cash should provide sufficient working capital to fund our operations for approximately the next twelve months without having to raise additional funds or seek bank loans.

We currently are staffing La Cortez Colombia and our plans may include the hiring of additional employees in the next twelve months to operate this business.

We will continue to evaluate possible acquisitions of or investments in the energy sector in South America that are complimentary to our business objectives. These may require that we seek additional financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities may result in dilution to our stockholders. We may also need to raise additional funds to support a more rapid expansion of our business, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our energy ventures in South America.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of March 31, 2008, our internal control over financial reporting was effective based on those criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

Our principal executive officer and principal financial officer has also indicated that there were no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of Section 13(a) or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008	LA CORTEZ ENERGY, INC.

	By:	/s/ Maria de la Luz
		Name:	Maria de la Luz
		Title:	Principal Executive Officer