Form 10-Q
period 2008-06-30
La Cortez Energy, Inc.
filed 2008-08-14
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 16,400,444 shares of Common Stock outstanding as of August 14, 2008.

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to identify and exploit available business opportunities in the energy sector in Colombia and Peru and, more generally, in Latin America and to establish the technical and managerial infrastructure to take advantage of, and successfully participate in such opportunities, our ability to raise sufficient capital to successfully participate in projects in our field of operations, future economic conditions, political stability and energy prices.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ii

LA CORTEZ ENERGY, INC.

iii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$2,063,132	$1,025
Prepaid expenses	48,756	—
Total current assets	2,111,888	1,025

Property and equipment, net	45,000	—
Deposit	—	500

	$2,156,888	$1,525

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$22,785	$—
Accrued liabilities	28,814	1,000
Indebtedness to related party (Note 3)	—	14,600

Total liabilities	51,599	15,600

Shareholders’ equity (Notes 3 and 5):
Common stock, $.001 par value; 300,000,000 shares authorized,
16,400,444 (unaudited) and 4,150,000 shares issued and
outstanding, respectively	16,400	4,150
Additional paid-in capital	2,498,022	23,850
Deficit accumulated during development stage	(409,133)	(42,075)

Total shareholders’ equity	2,105,289	(14,075)

	$2,156,888	$1,525

See accompanying notes to condensed financial statements

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					June 9, 2006
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Operating expenses:
Payroll	$71,819	$—	$71,819	$—	$71,819
Professional fees	52,678	2,410	160,796	15,145	190,479
Management fees	—	1,500	—	3,000	7,500
Stock-based compensation	—	—	10,000	—	10,000
Travel	62,932	—	69,021	—	69,021
Rent	—	600	600	1,200	4,200
Other	56,992	82	62,963	501	64,255
Total operating expenses	244,421	4,592	375,199	19,846	417,274

Loss from operations	(244,421)	(4,592)	(375,199)	(19,846)	(417,274)

Non-operating income (expense):
Interest income	7,710	—	8,363	—	8,363
Interest expense	—	—	(222)	—	(222)

Loss before income taxes	(236,711)	(4,592)	(367,058)	(19,846)	(409,133)

Income tax provision (Note 6)	—	—	—	—	—

Net loss	$(236,711)	$(4,592)	$(367,058)	$(19,846)	$(409,133)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.04)	$(0.00)

Basic and diluted weighted average
common shares outstanding	16,400,444	4,150,000	17,071,746	4,150,000

See accompanying notes to condensed financial statements

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Condensed Consolidated Changes in Shareholders’ Equity
(Unaudited)

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-in	Development
		Shares	Amount	Capital	Stage	Total

Balance at June 9, 2006 (inception)		—	$—	$—	$—	$—

July 2006, common stock sold to president/
sole director at $.0008 per share (Note 3)	*	11,250,000	11,250	(2,250)	—	9,000
December 2006, common stock sold pursuant
to a SB-2 registered offering at $.002/share
(Note 5)	*	9,500,000	9,500	9,500	—	19,000
Net loss, period ended December 31, 2006		—	—	—	(13,239)	(13,239)

Balance at December 31, 2006	*	20,750,000	20,750	7,250	(13,239)	14,761

Net loss, year ended December 31, 2007		—	—	—	(28,836)	(28,836)

Balance at December 31, 2007	*	20,750,000	20,750	7,250	(42,075)	(14,075)

February 2008, common stock sold to an
officer at $.01 per share (unaudited) (Note 3)	*	1,150,000	1,150	10,350	—	11,500
February 2008, common stock issued to a
consultant in exchange for services at $.01
per share (unaudited) (Note 5)	*	1,000,000	1,000	9,000	—	10,000
February 2008, cancellation of former officer's
shares (unaudited) (Note 3)		(9,000,000)	(9,000)	9,000	—	—
February 2008, common stock issued in exchange
for extinguishment of debt and accrued
interest at $.50 per share (unaudited) (Note 5)		100,444	100	50,122	—	50,222
March 2008, common stock sold in private
placement offering at $1.00 per share
(unaudited) (Note 5)		2,400,000	2,400	2,397,600	—	2,400,000
June 2008, indebtedness forgiven by related
party (unaudited) (Note 3)		—	—	14,700	—	14,700
Net loss, six months ended
June 30, 2008 (unaudited)		—	—	—	(367,058)	(367,058)

Balance at June 30, 2008 (unaudited)		16,400,444	$16,400	$2,498,022	$(409,133)	$2,105,289

* Restated for 5:1 forward stock split (see Note 5)

See accompanying notes to condensed financial statements

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			June 9, 2006
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(367,058)	$(15,254)	$(409,133)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	847	—	847
Stock-based compensation	10,000	—	10,000
Common stock issued in exchange for
interest expense	222	—	222
Changes in operating assets and liabilities:
Prepaid expenses	(48,756)	(700)	(48,756)
Deposit	500	—	—
Accounts payable	22,785	(500)	22,785
Accrued liabilities	27,814	(1,500)	28,814
Indebtedness to related party	100	—	100
Net cash used in
operating activities	(353,546)	(17,954)	(395,121)

Cash flows from investing activities:
Purchases of property and equipment	(45,847)	—	(45,847)
Net cash used in
investing activities	(45,847)	—	(45,847)

Cash flows from financing activities:
Proceeds from the sale of common stock	2,411,500	—	2,439,500
Proceeds from issuance of note payable	50,000	—	50,000
Proceeds from officer advances	—	—	14,600
Net cash provided by
financing activities	2,461,500	—	2,504,100

Net change in cash	2,062,107	(17,954)	2,063,132

Cash, beginning of period	1,025	19,861	—

Cash, end of period	$2,063,132	$1,907	$2,063,132

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing transactions:
Common stock issued in exchange for
extinguishment of note payable	$(50,000)	$—	$(50,000)

See accompanying notes to condensed financial statements

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies set forth in its audited financial statements for the period ended December 31, 2007 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed. The results of operations presented for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2) Organization

La Cortez Energy, Inc. (“LCE,” and together with its subsidiary, La Cortez Energy Colombia, E.U. the “Company”), is an international, early stage oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America. The Company is currently evaluating ways to optimize its business structure in each jurisdiction where it intends to conduct its business and is currently establishing a branch in Colombia.

LCE was incorporated on June 9, 2006 in the State of Nevada. LCE was originally formed to create market and sell gourmet chocolates wholesale and retail throughout Mexico, as more fully described in its registration statement on Form SB-2 as filed with the SEC on November 7, 2006 (the “Legacy Business”). This business has been discontinued. On February 7, 2008, LCE changed its name from La Cortez Enterprises, Inc. to La Cortez Energy, Inc. See Note 8, Subsequent Events.

On March 14, 2008, the Company closed a private placement of its common stock, pursuant to which it raised $2,400,000 ($2,314,895 net after offering expenses). The Company has been using the net proceeds to begin its operations in South America. See Note 5 below.

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(3) Related Party Transactions

Forgiveness of indebtedness to related party

On July 28, 2006, the then sole officer and director of the Company advanced $2,000 to the Company for working capital. The advance is included in the accompanying condensed statements of financial condition at December 31, 2007, as “Indebtedness to related party.” On June 16, 2007, the then sole officer and director advanced $10,000 to the Company for working capital. On May 17, 2007, the then sole officer and director advanced $2,600 to the Company for working capital. All of these advances bore no interest and were payable on demand. On June 30, 2008, the former sole officer and director forgave the total outstanding advances of $14,600 with no interest and no penalty, and this amount was written off of the Company’s condensed consolidated statements of financial condition as of that date and was recognized as additional paid in capital during the three months ended June 30, 2008.

Common stock sales

On February 7, 2008, the Company sold 1,150,000 (after giving effect to the common stock split referred to in Note 5 below) shares of its $.001 par value common stock to its newly appointed sole officer and director for $11,500, or $.01 (post-split) per share, the fair market value of the Company’s common stock on the date of sale, as determined by the Company’s Board of Directors.

On July 28, 2006, the Company sold 11,250,000 (post-split) shares of its $.001 par value common stock to its then sole officer and director for $9,000, or $.0008 (post-split) per share. Because the price paid for these shares was below par value on a post-split basis, the Company recorded a reduction to additional paid-in capital.

(4) Explanation of Assets and Liabilities on Financial Statements

Assets

As of June 30, 2008 there was a balance of $48,756 of prepaid expenses; $41,666 was for the balance of prepaid insurance, which is paid through May 2009 and will be reduced by $4,166 per month; the remaining $7,090 was for services provided for the Bogota, Colombia office set-up; those services are expected to be completed during the third quarter of 2008.

The Company will use the straight-line method to depreciate the $45,000 of property and equipment over five years. Depreciation expense for the six months ended June 30, 2008 totaled $847.

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Liabilities

As of June 30, 2008 the Company posted accounts payable and accrued expenses in the amount of $51,599, which represents general and administrative costs and withholding taxes.

(5) Shareholders’ Equity

Common stock split

On February 8, 2008, the articles of incorporation of LCE were amended to increase the authorized capital stock of LCE to 310,000,000 shares, of which 300,000,000 are common stock with a par value of $0.001 per share and 10,000,000 shares are preferred stock with a par value $0.001 per share. On February 7, 2008, the Company’s Board of Directors approved a 5-for-1 forward stock split on each share of its common stock issued and outstanding at the close of business on February 21, 2008. Following the stock split (and prior to the 9,000,000 share cancellation and 100,444 share issuance – see below) the Company had 22,900,000 common shares issued and outstanding. Shares issued prior to February 21, 2008 have been retroactively restated to reflect the impact of the stock split.

Share cancellation

On February 26, 2008, 9,000,000 shares of LCE common stock held by Maria de la Luz, our founding stockholder, were surrendered to LCE and cancelled [in partial consideration of the expected Split-Off of the Legacy Business to Ms. de la Luz (See Note 8 – Split-Off of Legacy Business], following which there were 14,000,444 common shares issued and outstanding.

Common stock issued for services

On February 7, 2008, the Company issued 1,000,000 (post-split) shares of its common stock in exchange for consulting services. The transaction was valued at the fair value of the common stock issued, or $.01 (post-split) per share, by the Company’s Board of Directors. Stock-based compensation expense of $10,000 was recognized in the accompanying condensed consolidated financial statements for the six months ended June 30, 2008.

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Common stock issued to extinguish debt

On February 8, 2008, the Company issued a promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in exchange for a loan of $50,000 to be used for working capital purposes. The note was due and payable no later than one year from its date of issuance and carried a 9% annual interest rate. On February 25, 2008, the Company issued 100,444 shares of its common stock in exchange for full payment of the note and accrued interest. The transaction was valued at the fair value of the common stock issued, or $.50 per share, by the Company’s Board of Directors, representing the $50,000 principal amount of the note and $222 of accrued interest.

Common stock sales

On February 19, 2008 the Company’s Board of Directors, via a consent of its sole director, authorized the Company to offer up to 2,000,000 shares of its common stock to a limited number of accredited investors at a price of $1.00 per share, in a private placement offering pursuant to the exemption from registration provided by Rule 506 of Regulation D, Regulation S, and Section 4(2) under the Securities Act of 1933, as amended. On March 13, 2008, the Board further authorized an increase in the size of the offering to up to 3,000,000 shares of its common stock. As of March 31, 2008, a total of 2,400,000 shares of common stock were sold for total proceeds of $2,400,000 ($2,314,895 net after offering expenses).

On December 12, 2006, the Company sold 9,500,000 (post-split) shares of its common stock at a price of $.002 (post-split) per share for total proceeds of $19,000 ($13,845 net after offering expenses). The offering was made pursuant to the company’s registration statement on Form SB-2 that became effective on December 4, 2006. All sales were conducted directly by the Company.

At the end of the period (June 30, 2008), there were 16,400,444 shares of common stock and no shares of preferred stock issued and outstanding

(6) Income Taxes

The Company records its income taxes in accordance with SFAS No.109, “Accounting for Income Taxes.” The Company incurred net operating losses during all periods presented in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(7) Commitments

Leases.

On September 15, 2006, the Company entered into a Commercial Property Lease. The Lease commenced on November 1, 2006 and continued on a month-to-month basis until cancelled by either party. The Lease required rental payments of $200 per month and a $500 deposit. As of March 31, 2008, the Company owed $600 for unpaid lease payments. On June 30, 2008, the Lessor of this property, by written letter, agreed to terminate the existing lease with no balance of account owed and all obligations from the Lessee (the Company) considered satisfied. An amount of $600 in accrued rents and $500 lease deposit were written off of the Company’s balance sheet as of that date.

The Company has signed a lease for approximately 1,000 square feet of office space in Bogota, Colombia, The rent is $9,810 per month. This lease will expire on July 2, 2011.

Annual lease payment commitments are as follows:

Year	Total Lease Payment Amount

2008	$49,050
2009	$127,140
2010	$36,044
2011	$84,917

Employment Agreement

As discussed in the Company’s Form 8-K filed with the SEC on May, 20, 2008, the Company has entered into an employment agreement effective as of June 1, 2008 (the “Employment Agreement”) with Andres Gutierrez pursuant to which Mr. Gutierrez was appointed as its President and Chief Executive Officer, Pursuant to the Employment Agreement, Mr. Gutierrez’s base annual compensation has been set at $250,000, which amount may be increased annually at the discretion of the Board. This annual compensation shall be paid in equal monthly installments in Colombian Pesos (“$Col”). The exchange rate used to calculate Mr. Gutierrez’s monthly salary payment will be calculated each month and shall neither exceed a maximum of $Col 2,400 nor be less than a minimum of $Col 1,600. This minimum/maximum range will be adjusted at the end of each calendar year based upon changes in the consumer price index in Colombia.

In addition, Mr. Gutierrez is eligible to receive an annual cash bonus of up to fifty percent (50%) of his applicable base salary. Mr. Gutierrez’s annual bonus (if any) shall be in such amount (up to the limit stated above) as the Board may determine in its sole discretion, based upon Mr. Gutierrez’s achievement of certain performance milestones to be established annually by the Board in discussion with Mr. Gutierrez (the “Milestones”).

Under the Employment Agreement, we agreed to grant Mr. Gutierrez an option to purchase an aggregate of 1,000,000 shares of our common stock under our 2008 Equity Incentive Plan (the “2008 Plan”) as of June 1, 2008. We granted this option on July 1, 2008. This option vests in three equal annual installments beginning on July 1, 2009 and is exercisable at a price equal to the fair market value our Common Stock on the date of grant of $2.20 per share, as determined by the Board.

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The initial term of the Employment Agreement expires on June 1, 2009. In the event of a termination of employment “without cause” by the Company during the first 12 months following June 1, 2008, Mr. Gutierrez shall receive: (i) twelve (12) months of his base salary; plus (ii) to the extent the Milestones are achieved or, in the absence of Milestones, the Board has, in its sole discretion, otherwise determined an amount for Mr. Gutierrez’s bonus for the initial 12 months of his employment, a pro rata portion of his annual bonus for the initial 12 months of his employment, to be paid to him on the date such annual bonus would have been payable to him had he remained employed by the Company; plus (iii) any other accrued compensation and Benefits, as defined in the Employment Agreement. In the event of a termination of employment by Mr. Gutierrez for “good reason”, as defined in the Employment Agreement, Mr. Gutierrez shall receive: (i) twelve (12) months of his then in effect base salary, subject to his compliance with the non-competition, non-solicitation and confidentiality provisions of the Employment Agreement.

(8) The 2008 Equity Incentive Plan

The 200 Plan provides for the grant of incentive stock options to employees of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 2,000,000 shares of common stock are available for issuance under the 2008 plan. As of June 30, 2008, no awards had been granted under the 2008 Plan.

The Company will determine the fair value of stock option awards on the date of grant in accordance with Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment.

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(9) Subsequent events

Split-off of Legacy Business

In connection with the discontinuation of the Company’s Legacy Business and the redirecting of its business strategy to focus on oil and gas exploration and production opportunities in South America, the Company has agreed to split off and sell all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Maria de la Luz, the Company’s founding stockholder. The Split Off is expected to close on or about August 15, 2008. The Company will contribute all of its assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary, De La Luz Gourmet Chocolates, Inc., a Nevada corporation (“Split-Off Sub”), and immediately thereafter will sell all of the outstanding capital stock of Split-Off Sub to Ms. de la Luz in exchange for the 9,000,000 shares of the Company’s common stock previously surrendered by Ms. de la Luz and all of the Company’s common stock that Ms. De la Luz currently owns, 2,250,000 shares. Ms. de la Luz has agreed to indemnify the Company and its officers and directors against any third party claims relating to the Legacy Business. Split-Off Sub and Ms. de la Luz have also agreed to release the Company and its officers, directors, stockholders, employees and agents from all liabilities incurred by Split-Off Sub or Ms. de la Luz arising from, relating to, or in any way connected with, any fact, event, transaction, action or omission that occurred or failed to occur on or prior to the Closing Date. After giving effect to the Split-Off, we will have 14,150,444 shares of common stock issued and outstanding.

Stock Option Awards

On July 1, 2008, the Company granted options to purchase (i) 1,000,000 shares of its common stock to Andres Gutierrez, the Company’s President and Chief Executive Officer, (ii) 175,000 shares of its common stock to Nadine C. Smith, the Company’s Chairman and Vice President, (iii) 100,000 shares of its common stock to Jaime Ruiz, a newly appointed director, and (iv) an additional 175,000 shares of its common stock to three employees. The options vest pro-rata over a 36 month period and have a 5 year term. They were granted with an exercise price equal to $2.20, the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors.

On July 23, 2008, the Company granted options to purchase (i) 100,000 shares of its common stock to each of Jaime Navas Gaona and Richard G. Stevens, newly appointed directors, and (ii) 150,000 shares, to Highlands Capital, Inc., a consultant to the Company. The options vest pro-rata over a 36 month period and have a 5 year term. They were granted with an exercise price equal to $2.47, the fair market value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors.

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The Company estimated the fair value of these stock awards based on the volume weighted average price of the Company’s common stock as reported on the OTC Bulletin Board, calculated for the three month period prior to the date of grant and discounted by 15%.

To date, we have granted options exercisable for 1,800,000 shares of our Common Stock.

Colombia Office

The Company expects to incur $122,957 in expenses for the set-up of its Bogota office, which is expected to be completed during the third quarter of 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

La Cortez Energy Inc. (referred to herein as “La Cortez Energy”, the “Company”, “we”, “us”, “our” and similar terms”) is an international, early-stage oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America. We are currently evaluating ways to optimize our business structure in each jurisdiction where we intend to conduct our business, in order to comply with local regulations while optimizing our tax, legal and operational flexibility, and we are in the process of establishing a branch in Bogota, Colombia. We are currently evaluating potential investments, prospects, companies and existing production opportunities in South America, with an initial focus on Colombia and Peru and a longer term focus on Paraguay, Argentina and other South American countries.

We were incorporated in the State of Nevada on June 9, 2006 under the name La Cortez Enterprises, Inc. to pursue certain business opportunities in Mexico. In early 2008, we decided to redirect our efforts towards identifying and pursuing business in the oil and gas sector in South America. As a reflection of this change in our strategic direction, we changed our name to La Cortez Energy, Inc.

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

Recent Developments

In February 2008, Nadine C. Smith became the Chairman of our Board of Directors (sometimes referred to hereinafter as the “Board”). Ms. Smith most recently served as a director of another publicly traded oil and gas exploration and production company, Gran Tierra Energy, Inc., which also operates in South America.

On March 14, 2008, we closed a private placement of our Common Stock (the “Private Placement”) pursuant to which we raised $2,400,000. We have been using these funds (net after offering expenses) to begin our operations in South America and have taken the following steps in this ramping-up process:

•	Hired a new President and Chief Executive Officer, Andres Gutierrez, and appointed Mr. Gutierrez to our Board of Directors;
•
Added Jaime Ruiz, a former Colombian senator and a member of the Board of Directors of the World Bank, Jaime Navas Gaona, an experienced oil industry executive, and Richard G. Stevens, an “audit committee financial expert”, as members of our Board of Directors, each as an independent director;

•	Initiated activities to establish and organize our Colombia branch operations and, to this end, opened and began staffing our offices in Bogota, Colombia;
•	Hired a Chief Geologist, Carlos Lombo, as well as business development and administrative personnel; and
•	Have begun identifying and investigating oil and gas investment opportunities in Colombia and Peru.

Additionally, in the coming months, we expect to:

•	Appoint two additional independent directors to our Board of Directors;
•	Hire a Chief Financial Officer, additional geologists and a petroleum engineer, to form a strong technical team, as well as additional finance and administrative personnel; and
•
Enter into a material agreement to acquire oil and gas exploration and/or production rights in Colombia and/or Peru. (Although we have not yet finalized decisions to pursue any particular opportunities, we have begun to identify and evaluate potential prospects.)

Our principal executive offices are located at 1266 1st Street, Suite 4, Sarasota, FL 34236, and our telephone number at our principal executive offices is (941) 870-5433. Our website address is www.lacortezenergy.com. Our fiscal year end is December 31.

Plan of Operations

We plan to build a successful oil and gas exploration and production company focused in select countries in South America. We will concentrate our efforts initially in Colombia and Peru, where, we believe, good E&P opportunities exist with straight forward oil and gas contracting terms and conditions. At a later stage, we will turn to opportunities in Paraguay and Argentina, with a peripheral view to other regional countries if we deem the relevant considerations (see list of factors below) to merit our investment. Within the spectrum of the oil and gas business, we plan to focus on a blend between exploration and production of hydrocarbons through a variety of transactions. Our initial plan is to acquire oil and gas production and to start to build a reserves base.

Acquisition Strategy

We intend to acquire producing oil and gas properties (and/or fields) where we believe significant value exists or where additional value can be created. Our senior management is primarily interested in developmental properties where some combination of the following factors exist:

(1) Opportunities for medium to long term production life with clear understandings of production mechanisms and output levels;
(2) Geological formations with multiple producing horizons;
(3) Substantial upside potential; and
(4) Relatively low capital investment and production costs.

We will also pursue joint ventures or farms-ins in exploration ventures with limited risk, in areas where nearby oil discoveries have been found.

Phased Approach

•
Phase 1– We will concentrate our initial efforts in Colombia and Peru where opportunities as well as operating terms and conditions are perceived in the industry to be appropriate for small, early stage oil and gas E&P companies. In these markets we will pursue:

–	Acquisitions of established oil and gas exploration and production fields and/or companies, which will enable us to establish base production with upside potential;
–	Joint ventures and farm-ins on exploration projects with up to a 25% to 50% maximum participation interest; and

–	Participation in bidding processes for property operator opportunities, in conjunction with established E&P companies or independently, if allowed under local regulations.

•
Phase 2– Once we have established our business in Colombia and Peru, we will turn our attention to new opportunities in Paraguay and Argentina. We intend to take advantage of promising opportunities in these additional markets while we consolidate our E&P activities in our Phase 1 countries. In these markets, we intend to search for the following types of projects:

–	Frontier exploration areas (Joint ventures with up to a 25% ownership participation) where limited competition exists; and
–	Acquisitions with significant upside potential.

•
Phase 3– We will stay alert for opportunities in other South American countries with developed oil and gas industries, however, we believe that at the present time, terms and conditions for projects in such countries are not favorable for small, early stage companies like ours. In these countries, projects might depend on the following factors:

–	Political stability; and
–	Supportive local oil and gas industry regulatory environments.

Experienced and Dedicated Personnel

We intend to build an experienced leadership team of energy industry veterans with direct exploration and production experience in the region combined with an efficient managerial and administrative staff, to enable us to achieve our strategic and operational goals.

We will maintain a highly competitive assembly of experienced and technically proficient employees and motivate them through a positive, team oriented work environment and incentive stock ownership plan. We believe that employee ownership, which is encouraged through our 2008 Equity Incentive Plan, is essential for attracting, retaining and motivating qualified personnel.

Results of Operations

We are still in our development stage and have generated no revenues to date.

Second Quarter 2008 Compared with Second Quarter 2007

We incurred total expenses of $244,421 for the three month period ended June 30, 2008 compared to $4,592 for the three month period ended June 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in expenses for the three month period ended June 30, 2008 is attributable primarily to increased legal expenses incurred in connection with the our new business activities.

Our net loss for the three months ended June 30, 2008 was $(236,711) compared to $(4,592) for the three month period ended June 30, 2007.

First Six Months of 2008 Compared with First Six Months of 2007

We incurred total expenses of $375,199 for the six month period ended June 30, 2008 compared to $19,846 for the six month period ended June 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in expenses for the six month period ended June 30, 2008 is attributable primarily to increased legal expenses incurred in connection with the our new business activities and costs related to the Private Placement.

Our net loss for the six months ended June 30, 2008 was $(367,058) compared to $(19,846) for the six month period ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had a cash balance of $2,063,132 as a result of the Private Placement.

On December 4, 2006, our public offering registration statement on Form SB-2 was declared effective by the SEC (SEC file no. 333-138465). On December 22, 2006, the sale under this Form SB-2 of 1,900,000 shares of our Common Stock at a price of $0.01 per share for an aggregate of $19,000 was completed and the offering was closed. There was no underwriter involved in this public offering. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.

On June 16, 2007, May 17, 2007 and July 28, 2006, our former President and sole director, Maria de la Luz, advanced $10,000, $2,600 and $2,000, respectively, to us for working capital purposes. These advances carried no interest rate and have been written off as of the June 30, 2008.

Effective March 14, 2008, we closed the Private Placement. We offered our shares of Common Stock at a price of $1.00 per share and we derived total proceeds of $2,400,000 from the sale of 2,400,000 shares of our Common Stock.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the Private Placement. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

Our principal executive officer and principal financial officer has also indicated that there were no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to an investment in our common stock. It is not possible to anticipate or predict every risk that may, in the future, prove to have a significant effect on La Cortez Energy. Additional risks, including those that are currently not known to us or that we currently deem immaterial, may also impair our prospects and business operations.

RISKS RELATED TO THE BUSINESS AND FINANCIAL CONDITION

We are a Development Stage Company With No Operating History for You to Evaluate Our Business. We May Never Attain Profitability.

We are a development stage company and have not yet begun any oil or natural gas operations. We have been a shell company with no operating history and no assets other than cash and we have just recently begun to redirect our business focus towards the oil and gas industry in South America. We do not have a full management team in place and we have just begun to build our Board of Directors. As an early stage oil and gas exploration and development company with no operating history, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry and to that industry in South America, in particular. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our Senior Management Team is New to Our Company and May not be Able to Develop and Execute a Successful Business Strategy.

Although our Chief Executive Officer is experienced in the oil and gas industry in South America, he is new to our Company which itself is new to this business. Our Chief Executive Officer is in the process of developing a business strategy for the Company including, for example, the possible acquisition of oil and gas resources or the participation in joint exploration and production ventures. If our Chief Executive Officer is not able to develop a business strategy that is appropriate for our Company and which we can execute in a successful manner, our business could fail and we could lose all of our money.

We May Be Unable to Obtain Development Rights We Need to Build Our Business, and Our Financial Condition and Results of Operations May Deteriorate.

Our business plan focuses on international exploration and production opportunities in South America, initially in Colombia and Peru. Thus far, we have not acquired any properties for exploration and development in Colombia. In the event that we do not succeed in negotiating property acquisitions, our future prospects will likely be substantially limited, and our financial condition and results of operations may deteriorate.

Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential oil and gas reserves on terms that will be commercially viable for us.

Our Lack of Diversification Will Increase the Risk of an Investment in Our Common Stock.

Our business will focus on the oil and gas industry in a limited number of properties, initially in Colombia, with the intention of expanding elsewhere in South America. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry or the regions in which we operate will likely impact us more acutely than if our business were more diversified.

Strategic Relationships Upon Which We May Rely are Subject to Change, Which May Diminish Our Ability to Conduct Our Operations.

Our ability to successfully bid on and acquire properties, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair La Cortez Energy’s ability to grow.

To develop our business, we will endeavor to use the business relationships of our management and our Board of Directors to enter into strategic relationships, which may take the form of joint ventures with other private parties or with local government bodies, or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in Obtaining Rights to Explore and Develop Oil and Gas Reserves and to Market Our Production May Impair Our Business.

The oil and gas industry is extremely competitive. Present levels of competition for oil and gas resources in South America, and particularly in Colombia and Peru, are unprecedented. Significant amounts of capital are being raised world-wide and directed towards the South American markets and more and more companies are pursuing the same opportunities. Other oil and gas companies with greater resources than ours will compete with us by bidding for exploration and production licenses and other properties and services we will need to operate our business in the countries in which we expect to operate. This competition is increasingly intense as prices of oil and natural gas on the commodities markets have risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger, foreign owned companies, which, in particular, may have access to greater financial resources than us, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. Because of some or all of these factors, we may not be able to compete.

We May Be Unable to Obtain Additional Capital that We Will Require to Implement Our Business Plan, Which Could Restrict Our Ability to Grow.

Our current capital and our other existing financial resources may not be sufficient to enable us to execute our business plan. We may not have funds sufficient for any initial investments we might want to undertake. Currently we are not generating any revenues although we have sufficient working capital to continue our start-up operations for the near future. We will require additional capital to continue to operate our business beyond the initial phase, and we may need additional capital to acquire initial properties in Colombia or Peru, and to develop and expand our exploration and development programs. We may be unable to obtain the additional capital required. Furthermore, inability to obtain capital may damage our reputation and credibility with industry participants in the event we cannot close previously announced transactions.

Because we are an early stage company with limited resources, we may not be able to compete in the capital markets with much larger, established companies that have ready access to large sums of capital.

Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We will require such additional capital in the near term and we plan to pursue sources of such capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Furthermore, future financings are likely to be dilutive to our stockholders, as we will most likely issue additional shares of our Common Stock or other equity to investors in future financing transactions. In addition, debt and other mezzanine financing may involve a pledge of assets and may be senior to interests of equity holders.

Our ability to obtain needed financing may be impaired by such factors as conditions in the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our prospective oil and natural gas properties in developing countries and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our potential revenues will likely decrease, and such decreased future revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights (including exploration, development and production rights) if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We May Be Unable to Meet Our Capital Requirements in the Future, Causing Us to Curtail Future Growth Plans or Cut Back Existing Operations.

We will need additional capital in the future, which may not be available to us on reasonable terms or at all. The raising of additional capital may dilute our stockholders’ interests. We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives including but not limited to:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	responding to competitive pressures;

•	complying with licensing, registration and other requirements; and

•	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity may dilute stockholders’ ownership percentage in us. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Furthermore, any additional financing we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional financing, we may be forced to curtail our growth plans or cut back our existing operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

We May Not Be Able To Effectively Manage Our Growth, Which May Harm Our Profitability.

Our strategy envisions building and expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth and our operations our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting the business of La Cortez Energy. We are in the process of building our management team which currently consists of Andres Gutierrez, our President and Chief Executive Officer, Nadine C. Smith, our Vice President, Interim Chief Financial Officer and Interim Treasurer, and Carlos Lombo, our Chief Geologist, as well as one business development analyst and an administrative assistant. We need to hire a Chief Financial Officer. The loss of any of these individuals or our inability to hire a professional Chief Financial Officer or attract suitably qualified staff could materially adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retaining staff who are willing to work in that jurisdiction. We do not currently carry life insurance for our key employees.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments and ultimately, if required, successfully divest such investments. Further, our key personnel may not continue their association or employment with La Cortez Energy and we may not be able to find replacement personnel with comparable skills. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

If We Are Unable To Hire A Chief Financial Officer With Public Company Experience, Our Ability To Adequately Manage The Company’s Finance Function May Be Compromised.

Nadine C. Smith is currently serving as our interim Chief Financial Officer. Although Ms. Smith has experience as a private company chief financial officer and qualifies as an “audit committee financial expert”, she needs to dedicate her time and energy to her functions as Chairman of our Board of Directors. We intend to hire a new Chief Financial Officer as soon as possible but if we are not able to do so, the Company may not be able to comply with ongoing regulatory internal financial control and reporting requirements. Additionally, without an experienced public company Chief Financial Officer, the Company may not be able to adequately manage its finance function with respect to capital management, cost control and cash flow and as a result, its financial performance may suffer.

Our Management Team Does Not Have Extensive Experience in U.S. Public Company Matters, Which Could Impair Our Ability to Comply With U.S. Legal and Regulatory Requirements.

Although our management team has senior management experience with public companies based and listed in Colombia, it has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements in the U.S., such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

The Potential Profitability Of Oil And Gas Ventures in South America Depends Upon Factors Beyond Our Control.

The potential profitability of oil and gas properties in South America is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty and greater competition among unprecedented numbers of market participants, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect financial performance.

Oil And Gas Operations Are Subject To Comprehensive Regulation Which May Cause Substantial Delays Or Require Capital Outlays In Excess Of Those Anticipated Causing An Adverse Effect On Our Company.

Oil and gas operations are subject to national and local laws in South America relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations in South America which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, because we have had no operations, we have not been required to spend any amounts on compliance with environmental regulations. However, we may be required to expend substantial sums in the future and this may affect our ability to develop, expand or maintain our operations.

Any Change To Government Regulation/Administrative Practices May Have A Negative Impact On The Ability To Operate And Profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Colombia, Peru or Paraguay or any other jurisdiction where we might conduct our business activities, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably.

We May Not Be Able To Repatriate Our Earnings.

We will be conducting all of our operations in South America through one or more branches of La Cortez Energy or one or more wholly owned, offshore subsidiaries that we may establish for this purpose. Therefore, we will be dependent on the cash flows of our South American branches and our offshore subsidiaries (if applicable) to meet our obligations. Our ability to receive such cash flows may be constrained by taxation levels in the jurisdictions where our branches and/or subsidiaries operate and by the introduction of exchange controls and/or repatriation restrictions in the jurisdictions where we intend to operate. Currently there are no such restrictions in Colombia or Peru on local earnings or foreign entities but we cannot assure you that exchange or repatriation restrictions will not be imposed in the future.

RISKS RELATED TO OUR INDUSTRY AND REGIONAL FOCUS

Our Exploration for Oil and Natural Gas Is Risky and May Not Be Commercially Successful, Impairing Our Ability to Generate Revenues from Our Operations.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our expenditures on exploration, if any, may not result in new discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

We May Not Be Able to Develop Oil and Gas Reserves on an Economically Viable Basis.

To the extent that we succeed in discovering or acquiring oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce oil and gas reserves. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could diminish our future revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Estimates of Oil and Natural Gas Reserves that We Make May Be Inaccurate and Our Future Actual Revenues May Be Lower than Our Financial Projections.

With respect to any oil and gas properties that we may acquire, we will make estimates of oil and natural gas reserves, upon which we will base our financial projections. We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions. Economic factors beyond our control, such as interest rates and exchange rates, will also impact the value of our reserves. The process of estimating oil and gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, our reserve estimates will be inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those we estimate. If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

A Shortage of Drilling Rigs and Other Equipment Could Hamper Our Ability to Exploit any oil and gas resources we may Acquire.

Because of the increased oil and gas exploration activities in South America and in Colombia in particular, competition for available drilling rigs and related services and equipment has increased significantly and these rigs and related items have become substantially more expensive and harder to obtain. If we do acquire properties and related rights to drill wells, we may not be able to procure the necessary drill rigs and related services and equipment, or the cost of such items may be prohibitive. Our ability to comply with future license obligations or otherwise generate revenues from the production of operating oil and gas wells could be hampered as a result of this and our business could suffer.

Drilling Wells Could Result in Liabilities, Which Could Endanger Our Interests in Our Prospective Properties and Assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. The occurrence of any of these events could significantly reduce our future revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We will obtain insurance with respect to these hazards as appropriate to our activities, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning Costs Are Unknown and May be Substantial; Unplanned Costs Could Divert Resources from Other Projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we may use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have not yet established a cash reserve account for these potential costs because currently we do not own any properties or facilities. If decommissioning is required before economic depletion of our future properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Our Inability to Obtain Necessary Facilities Could Hamper Our Operations.

Oil and natural gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

We May Have Difficulty Distributing Our Production, Which Could Harm Our Financial Condition.

In order to sell the oil and natural gas that we may produce in the future, we would have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil and gas production and may increase our expenses.

Furthermore, future instability in one or more of the countries in which we will operate, weather conditions or natural disasters, actions by companies doing business in those countries, labor disputes or actions taken by the international community may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

Prices and Markets for Oil and Natural Gas Are Unpredictable and Tend to Fluctuate Significantly, Which Could Reduce Profitability, Growth and the Value of La Cortez Energy.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for West Texas Intermediate oil in 1999 was $22 per barrel. In 2002 it was $27 per barrel. In 2005, it was $57 per barrel; and in June 2008, it was $133 per barrel. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Although during 2008 market prices for oil and natural gas have risen to record levels, these prices may not remain at current levels. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

Increases in Our Operating Expenses will Impact Our Operating Results and Financial Condition.

Exploration, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the oil and gas that we may produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties We May Incur Could Impair Our Business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Environmental Risks May Adversely Affect Our Business.

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and federal, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Our Insurance May Be Inadequate to Cover Liabilities We May Incur.

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although we will obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Civil Liabilities May Not Be Able To Be Enforced Against Us.

Substantially all of our assets and certain of our officers and directors will be located outside of the United States. As a result of this, it may be difficult or impossible to enforce judgments awarded by a court in the United States against our assets or those of our officers and directors.

Our Business is Subject to Local Legal, Political and Economic Factors Which are Beyond Our Control, Which Could Impair Our Ability to Build and Expand Our Operations or Operate Profitably.

We expect to operate our business in Colombia and other South American countries. We believe that Colombia’s legal system is sufficiently developed, its political environment is sufficiently supportive and its economic condition is sufficiently stable to enable us to plan and implement our operations, and we expect that these conditions in other countries in which we plan to conduct business will be hospitable to us.

However, there are risks that economic and political conditions will change in a manner adverse to our interests. These risks include, but are not limited to, terrorism, military repression, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. Any changes in oil and gas or investment and tax regulations and policies or a shift in political attitudes in Colombia or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to build and expand our operations or operate our business at a profit.

For instance, changes in laws in the jurisdiction in which we operate or expand into with the effect of favoring local enterprises, changes in political views regarding the exploitation of natural resources and economic pressures may make it more difficult for us to negotiate agreements on favorable terms, obtain required licenses, comply with regulations or effectively adapt to adverse economic changes, such as increased taxes, higher costs, inflationary pressure and currency fluctuations.

Additionally, Colombia has been the site of South America’s largest and longest political and military insurgency and has experienced uncontrolled criminal activity relating to drug trafficking. While the situation has improved dramatically in recent years, there can be no guarantee that the situation will improve further or that it will not deteriorate. Any increase in kidnapping and/or terrorist activity in Colombia may disrupt our operations in that country, hamper our ability to hire and keep qualified personnel and hinder or shut off our access to sources of capital. Any such changes are beyond our control and may adversely affect our business.

Local Legal and Regulatory Systems in Which We Operate May Create Uncertainty Regarding Our Rights and Operating Activities, Which May Harm Our Ability to do Business.

We are a company organized under the laws of the State of Nevada and are subject to United States laws and regulations. The jurisdictions in which we intend to operate our exploration, development and production activities may have different or less developed legal systems than the United States, which may result in risks such as:
•	effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or, in an ownership dispute, being more difficult to obtain;

•	a higher degree of discretion on the part of governmental authorities;

•	the lack of judicial or administrative guidance on interpreting applicable rules and regulations;

•	inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; and

•	relative inexperience of the judiciary and courts in such matters.

In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to licenses and agreements for business. These licenses and agreements may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. Property right transfers, joint ventures, licenses, license applications or other legal arrangements pursuant to which we operate may be adversely affected by the actions of government authorities and the effectiveness of and enforcement of our rights under such arrangements in these jurisdictions may be impaired.

Our Business Will Suffer if We Cannot Obtain or Maintain Necessary Licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension to any of these licenses or permits could hamper our ability to produce revenues from our operations.

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell any future oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. As a result, fluctuations in the United States dollar against the local currencies in jurisdictions where we operate could result in unanticipated and material fluctuations in our financial results.

Local operations may require funding that exceeds operating cash flow and there may be restrictions on expatriating proceeds and/or adverse tax consequences associated with such funding.

We Will Rely on Technology to Conduct Our Business and Our Technology Could Become Ineffective Or Obsolete.

We will rely on technology, including geographic and seismic analysis techniques and economic models, to develop reserve estimates and to guide our planned exploration and development and production activities. We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

RISKS RELATED TO OUR SECURITIES

There Is Not Now, And There May Not Ever Be, An Active Market For The Company’s Common Stock.

There currently is a limited public market for our Common Stock. Further, although our Common Stock is currently quoted on the OTC Bulletin Board (the “OTCBB”), trading of our Common Stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, a purchaser of our Common Stock in the market may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock after any such purchase. Accordingly, investors must assume they may have to bear the economic risk of a purchase of our Common Stock for an indefinite period of time. There can be no assurance that in the future, a more active market for the our Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our Common Stock, and will likely have a material adverse effect on the market price of our Common Stock and on our ability to raise capital.

We Cannot Assure You That Our Common Stock Will Become Liquid Or That It Will Be Listed On A Securities Exchange.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq National Market, if it is listed on any such exchange at all, we expect our Common Stock to remain eligible for quotation on the OTCBB, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, a purchaser of our Common Stock may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of the Common Stock. This would also make it more difficult for us to raise capital in the future.

Common Stock Is Subject To The “Penny Stock” Rules Of The SEC And The Trading Market In The Securities Is Limited, Which Makes Transactions In The Stock Cumbersome And May Reduce The Value Of An Investment In The Stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for purchasers to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Price Of Our Common Stock May Become Volatile, Which Could Lead To Losses By Purchasers And Costly Securities Litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our Company’s industry;

•	additions or departures of key personnel;

•	sales of our Common Stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We Do Not Anticipate Dividends To Be Paid On Our Common Stock, And Stockholders May Lose The Entire Amount Of Their Investment.

Cash dividends have never been declared or paid on the Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If Securities Analysts Do Not Initiate Coverage Or Continue To Cover Our Common Stock Or Publish Unfavorable Research Or Reports About Our Business, This May Have A Negative Impact On The Market Price Of Our Common Stock.

The trading market for the Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

ITEM 5 – OTHER INFORMATION

Description of Business
Overview

We are an international, early-stage oil and gas exploration and production company focusing our business in South America. We are in the process of establishing an operating branch in Colombia and we are currently evaluating investment prospects, companies and existing exploration and production opportunities in Colombia and Peru, while keeping alert for opportunities in Paraguay, Argentina and other South American countries.

Industry Introduction

The oil and gas industry is a complex, multi-discipline sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures, and regulation. Beyond the political considerations, exploration and production for hydrocarbons is an extremely risky business with countless perils, both endogenous and exogenous to the core business. Exploration and production wells require substantial amounts of investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the efforts spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment including seismic and advanced software has helped geologists find producing sands and map reservoirs, they do not guarantee any particular outcome. Early oil & gas explorers relied on surface indicators to find reservoirs. Drilling is the only method to determine whether a prospect will be productive, and even then many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness). Typically, there is a significant probability that a particular prospect will turn-up a dry-well, leaving investors with the cost of seismic and a dry well which during current times can total in the millions of dollars. Even if oil is produced from a particular well, there is always the possibility that treatment, at additional cost, may be required to make production commercially viable. Furthermore, most production profiles decline over time, which hinders any cost-benefit analysis. In sum, oil and gas is an industry with high risks and high entry barriers but significant potential for success.

Oil and gas prices determine the commercial feasibility of a project. Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the pricing of oil, gas, and other commodities has sharpened during the last few years, complicating the practicability of a proper assessment of revenue projections. The current world markets energy boom (see chart below) has also caused certain repercussions relating to the environmental side-effects of the oil and gas business. Most governments have enforced strict regulations to up-hold the highest standards of environmental awareness, thus, holding companies to the highest degree of responsibility and sensibility vis a vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted in populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial. Companies must strive to improve living conditions for the local communities where they are drill, to promote their business strategies and to avoid any repercussions of disputes that might arise over their local business operations.

Source: Energy Information Administration U.S. Government

New Opportunities for Smaller Companies

Several forces are at work in today’s energy industry which create a significant opportunity for smaller companies with good capacity to raise funds in the capital markets. The greatest opportunity exists in countries where small scale resource opportunities have been overlooked or have been considered immaterial or uneconomic by medium to larger companies, and/or where local governments are promoting the development of small reservoirs to increase production to satisfy internal demand as well as export needs. To accomplish this governmental purpose, certain of the regional governing bodies have modified their oil and gas E&P contracting terms and conditions making them more attractive for the oil industry in general, and in some cases, for smaller companies as well.

Business Plan & Strategic Outlook

We plan to build a successful oil and gas exploration and production company focused in select countries in South America. We will focus our efforts initially in Colombia and Peru, with a peripheral view towards Paraguay, Argentina and certain of the other regional countries if we deem the relevant considerations (see list of factors below) to merit our investment. Within the spectrum of the oil and gas business, we plan to focus on a combination of exploration and production of hydrocarbons through a variety of transactions. Our operating plan is to acquire production and to start to build out a reserves base.

We have the flexibility of being a small company with access to capital markets, allowing us to evaluate transactions at a quick pace and close any transaction in an timely manner.

An integral part of our strategy is our focus on building a competent and professional management and operations team to enable us to successfully carry out our business plan. We are in the process of hiring experienced personnel including technical specialists (e.g., a geologist, a geophysicist and petroleum and facilities engineers), administrators and financial experts, as well as functional specialists in fields such as environment, industrial protection and community relations, to encompass the different areas that are critical to our business. Because the focus of our business is in South America, the majority of our staff will be hired locally and will live in the region. This will provide us with a significant base of relevant oil and gas business experience in the region.

We have established a time-line for our expansion into new geographies to avoid overextending our reach and to focus on immediate prospects. We will initially concentrate our efforts in Colombia and Peru. Both countries have similar E&P contract terms and conditions as well as business opportunities that are appropriate for a small, early stage company such as La Cortez Energy. Our second and subsequent development phases will focus on exploration and production opportunities in Paraguay and other South American countries as we explore investment opportunities in these locales. We plan to adhere to this time-line but reserve the option of being flexible if the right investment presents itself.

The following is a list of some of the factors we take into account when considering potential investments in any country:

●	Stable political regimes:
	Countries that exhibit a desire to uphold stability and progress in their legislation, striving towards open markets and a global approach to best business practices.
●	Clear fiscal/taxation/royalty terms.
●	Manageable security in and around production and exploration areas and facilities.

●	Openness to foreign direct investment.
●	Good oil and gas E&P prospects:

Where despite the presence of large multi-national integrated oil companies, there are open acreage opportunities as well as farm-in, joint venture, and direct block negotiation opportunities, as well producing fields and/or company acquisition possibilities, with some access to local capital.

●	Potential for underexploited hydrocarbon formations with promising upside potential:
	We are searching for investment opportunities in countries where there are regions with limited seismic coverage within hydrocarbon prospective areas.

La Cortez Energy can engage in any of the following types of transactions to achieve our strategic goals:

●	Exploration and Production (E&P):
	Direct government concessions in blocks with specific exploration and development plans.
●	Technical Evaluation Agreements.
●	Farm-ins and Farm-outs:
	Purchasing (or selling at a later date) existing production through working interest in specific wells or blocks.
●	Corporate Transactions:
	Acquisitions of producing fields;
	Acquisitions of exploration acreage;
	Corporate acquisitions; and
	Asset based acquisitions (e.g., blocks and concession rights).
●	Joint Ventures:

Partnering with other established oil and gas companies will allow us to access certain government concession rounds, benefit from technical and market expertise from our potential partners and provide liquidity to our partners.

Role of Our Board of Directors

Our Board of Directors will be an essential component of our successful operation and growth, serving in various support capacities. Through the establishment of relevant committees (Audit, Compensation, Reserves and Nominating and Corporate Governance), the Board of Directors will provide an independent view into all of our operations, providing feedback and guidance on the quality of the projects we may investment in. Additionally, our Board of Directors will regularly confer with senior management to help us ensure that all relevant and required controls are in place and operating appropriately. Our Board of Directors will serve as a means of confirming the integrity of senior management's estimates with respect to valuations, reserve estimates and other crucial components of our business.

Aside from the functions enumerated above, we believe that our Board of Directors will serve as an integral element of our business development efforts. We are in the process of discussions with certain prospective board candidates who we expect would, if ultimately appointed to our Board of Directors, provide both invaluable insight and access to their business relationships in the region, as well as add technical, financial, accounting and other expertise to our management team. Our intention is to generate a substantial amount of our deal flow in conjunction with our Board of Directors.

Execution of our Strategy

As part of the execution of our business strategy discussed above, we have taken the following steps:

•
We have begun to build an experienced and qualified management team with the capacity to search out opportunities, evaluate proposals and execute on projects that we determine are appropriate for our goals and objectives;

•
We have begun to assemble our Board of Directors which is now comprised of five members and which we expect to include seven members in total within the next few months. We expect to have a diversity of professional backgrounds such as (but not limited to) geologists, engineers, oil business men and capital market experts within our Board of Directors;

•
We are evaluating ways to optimize our business structure in each jurisdiction where we intend to conduct our business, and we are in the process of establishing a branch in Bogota, Colombia, which will serve as our operational headquarters, to direct and manage all of our business activities in South America;

•
We are currently evaluating prospects in Colombia and Peru. To that end, we have begun investigating project leads and have held a number of meetings with other oil and gas companies operating in the region;

•
We recently attended the initial round of the National Hydrocarbon Agency of Colombia[1]  (or the Agencia Nacional de Hidrocarburos, the “ANH”) in Bogota for the ANH’s Mini-Round 2008, a block concession bidding round set to close in the next 6 months; and

•	We attended an information session sponsored by the Perupetro[2] to better understand the requirements of participating in the 2008 concession rounds in Peru.

We have not yet finalized any corporate acquisition or any other related transaction but we are actively pursuing opportunities and expect to enter into an agreement by the end of 2008.

1 The national agency responsible for promoting the exploitation of Colombia’s hydrocarbon resources.
2 Perupetro S.A. is the representative of the national government of Peru that manages and oversees the hydrocarbon concession and contract process with independent oil and gas exploration companies in Peru.

Governmental Regulation

The oil and gas industry in Colombia and Peru is broadly regulated. Rights and obligations with regard to exploration, development and production activities are explicit for each project; economics are governed by a royalty/tax regime. Various government approvals are required for property acquisitions and transfers, including, but not limited to, meeting financial, legal and technical qualification criteria in order to be a certified as an oil and gas company in the country. Oil and gas concessions are typically granted for fixed terms with opportunity for extension.

Colombia

In Colombia, state owned Ecopetrol was responsible for all activities related to the exploration, extraction, production, transportation, and marketing of oil for export. Historically, all oil and gas exploration and production was governed by agreements granted to foreign operators or undertaken by Ecopetrol under Association or Shared Risk Contracts with foreign companies which generally provided Ecopetrol with back-in rights that allowed for Ecopetrol to acquire a working interest share in any commercial discovery by paying its share of the costs for that discovery.

Effective January 1, 2004, the regulatory regime in Colombia underwent a significant change with the formation of the Agencia Nacional de Hidrocarburos - ANH. The ANH is now responsible for regulating the Colombian oil industry, including managing all exploration lands not subject to a previously existing association contract. The state oil company, Ecopetrol, maintains its exploration and production activities across the country, and has become a more direct competitor in E&P projects.

In conjunction with this change, the ANH developed a new exploration risk contract that took effect near the end of the first quarter of 2005. This Exploration and Exploitation Contract has significantly changed the way the industry views Colombia. In place of the earlier association contracts in which Ecopetrol had an immediate back-in to production, the new agreement provides full risk/reward benefits for the contractor. Under the terms of the contract, the E&P operator retains the rights to all reserves, production and income from any new exploration block, subject to existing royalty (variable royalty from 8% to 20% depending upon daily production rates) and income tax (33%) regulations with a windfall profits tax provision for larger fields. E&P companies have to comply with certain minimum requirements (legal, financial, and technical) to become eligible to be granted an Exploration and Production Areas contract. Companies can directly apply for Technical Evaluation Areas or E&P exploration contracts or to participate in the various bidding rounds for E&P contracts on and offshore of Colombia. In a bidding round, the companies that offer greater investment programs in the initial exploration phases and, in some cases, that provide to ANH a higher participation in production will be the ones to be awarded E&P contracts.

Colombia, in the last few years has become very attractive to foreign oil & gas investors as a result of political and regulation stability, perceived good contract terms and conditions and improved security. It is, therefore, a competitive environment for us, with good business opportunities available.

Peru

The hydrocarbon industry in Peru is regulated by the Organic Hydrocarbons Law # 26221 (the “Hydrocarbon Law”) dated August 20th, 1993. The Hydrocarbon Law serves as the basis for regulation although subsidiary laws exist for specific components of the hydrocarbon industry (e.g., transportation and refining). In general, under the Hydrocarbon Law, concessions are open to any person or institution that establishes a domicile in Lima with a Peruvian chief executive officer and that meets certain financial and technical criteria. Concessions are tailored in Peru to promote responsible E&P activities.

Hydrocarbons in Peru are regulated by the Ministry of Energy and Mines (“Ministerio de Energía y Minas”) through the OSINERG (“Organismo Supervisor de la Inversiónen Energía y Minería”), the supervising entity for investment in energy and mines, which handles hydrocarbon investment and financial matters. More importantly, the industry is regulated through Perupetro S.A., the state-owned company whose purpose is to promote investment in E&P projects, negotiate, administer and supervise most aspects of granted concessions, grant and oversee Technical Evaluation Agreements, and maintain a central database for all oil and gas technical and production figures. Concession holders must keep Perupetro S.A. informed of every material aspect of their operations. The Ministry of Energy and Mines is responsible for the legislative component pertaining to the hydrocarbon industry in Peru. The hydrocarbon industry in Peru is heavily regulated in part because all hydrocarbon reserves are owned by the national government. As a result of this regulatory environment, numerous reports, technical evaluations, work programs, work updates, time-lines, and other requirements are mandatory and must be prepared on a frequent basis. Violations of the regulations may result in fines, contract terminations and/or other legal actions.

Exploration contracts in Peru have a term of up to seven (7) years and production contracts have thirty (30) year terms, with the possibility for extension. Royalties in Peru are calculated based on a sliding scale related to daily production. In general, for a daily production equal to or less than 5,000 barrels of petroleum per day (“BOPD”), a 5% royalty applies while production above 100,000 BOPD requires a 20% capped royalty. Peru produced an average of 113,869 BOPD in 2007. (Source: Peruvian Ministry of Energy and Mines Production Yearbook 2007.)

Paraguay

In Paraguay, Hydrocarbon Law 779 (the “Hydrocarbon Law”) regulates the prospecting, exploration and production of hydrocarbons and establishes the legal parameters and guidelines for the industry. In general, under the Hydrocarbon Law, concessions are open to any person or institution that establishes a domicile with a legal representative in the country and meets certain financial and technical criteria. Concessions are tailored to meet growing internal demand while promoting responsible E&P activities. Even though hydrocarbons are largely regulated by the Ministry of Public Works and Communications (“Ministerio de Obras Publicas y Comunicaciones”), there is a substantial amount of involvement in the hydrocarbon industry by Paraguay’s legislative and executive branches of government in granting concessions, providing extensions and approvals, and supervision. The hydrocarbon industry in Paraguay is heavily regulated in part because all hydrocarbons reserves are owned by the national government.

Internal Demand - The Ministry of Public Works and Communications and the Ministry of Commerce and Industry set yearly domestic consumption quotas. Hydrocarbon producers must sell a proportionate amount of their production (with relation to total, national production figures) to local refineries and the government to meet internal consumption quotas. Prices are set using market prices for comparable quality hydrocarbons post extraction, plus any transportation, storage and treatment costs incurred to the delivery point.

The Hydrocarbon Law sets forth the following parameters for:

Prospecting

●	Concessions granted in order of receipt;
●	1 year contracts with the possibility of 1 year extensions;
●	Maximum prospecting area of 2,400,000 hectares;
●	Guarantees required through either an escrow account, a bank deposit or an insurance policy; and
●	Prospector has preference for exploration blocks.

Exploration

●	4 year contracts with possible 2 year extensions;
●	Minimum required exploration program includes one exploratory well during the life of the contract plus one well per year of an extension (pro-rated);
●	40,000 hectare exploration blocks with a maximum of 800,000 in exploration acreage;
●	US $0.10 deposit per exploratory hectare:
	Deposit doubles once the exploratory block becomes a production block; and

●	Liability guarantees protecting the state and third parties requires 35,000 Paraguayan Guarinis daily minimum wage (“jornales diarios”) deposit or guarantee.

Production

●	Development blocks range from 20-5000 hectares in size;
●	Contract term is 20 years:
	Possible 10 year extension; and
●	Royalties are calculated by net production figures:
	Concession holders are exempt from most municipal and departmental tax liabilities with a notable exception for Income Taxes (30%).

See “Risk Factors” for information regarding the regulatory risks that we face.

Environmental Regulation – Community Relations

Our activities will be subject to existing laws and regulations governing environmental quality and pollution control in the foreign countries where we expect to maintain operations. Our activities with respect to exploration, drilling and production from wells, facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing crude oil and other products, will be subject to stringent environmental regulation by regional, provincial and federal authorities in Colombia, Peru and Paraguay. Such regulations relate to environmental impact studies, permissible levels of air and water emissions, control of hazardous wastes, construction of facilities, recycling requirements, reclamation standards, among others. Risks are inherent in oil and gas exploration, development and production operations, and we can give no assurance that significant costs and liabilities will not be incurred in connection with environmental compliance issues. There can be no assurance that all licenses and permits which we may require to carry out exploration and production activities will be obtainable on reasonable terms or on a timely basis, or that such laws and regulations would not have an adverse effect on any project that we may wish to undertake.

In some countries in South America, it is usually required for oil and gas E&P companies to present their operational plans to local communities or indigenous populations living in the area of a proposed project before project activities can be initiated. Usually, E&P companies try to benefit the community in which they are operating by hiring local, un-skilled labor or contracting locally for services such as workers’ transportation. For La Cortez Energy, working with local communities will be an essential part of our work program for the development of any of our E&P projects in the region.

Competition

The oil and gas industry is highly competitive. We face competition from both local and international companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources that exceed ours, and we believe that these companies have a competitive advantage in these areas. Others are smaller, and we believe our technical and financial capabilities give us a competitive advantage over these companies.

Employees

We currently have four full time employees, all of whom, including our Chief Executive Officer, Andres Gutierrez, and our Chief Geologist, Mr. Carlos Lombo, are based in our offices in Bogota, Colombia. Nadine C. Smith, our Chairman and Vice President, is based in our executive offices in Sarasota, Florida.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

MANAGEMENT

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Title
Andres Gutierrez	49	President, Chief Executive Officer and Director

Nadine C. Smith	51	Vice President, Interim Chief Financial Officer, Interim Treasurer and Chairman

Jaime Ruiz	53	Director

Jaime Navas Gaona	69	Director

Richard G. Stevens	61	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are seven seats on the Company’s Board of Directors, five of which are filled. The Company expects that the currently vacant seats will be filled within the next three months at the direction of Board of Directors.

Biographical resumes of each officer and director of the Company are set forth below.

Andres Gutierrez was appointed our President and Chief Executive Officer on June 1, 2008. Mr. Gutierrez was most recently (from January 2007 to June 2008) the senior executive of Lewis Energy Colombia Inc. In this role he was responsible for all aspects of Lewis Energy’s operational management and its business development initiatives in Colombia. Prior to joining Lewis Energy, Mr. Gutierrez was briefly a consultant with Upside Energy & Mining Services, in charge of the execution of various consulting projects related to the oil and gas divisions of several multinational companies.

From 2001 to 2006, Mr. Gutierrez was employed with Hocol, S.A., an oil and gas exploration and production (E&P) company based in Bogotá, Colombia with operations in Colombia and Venezuela. From 2004, Mr. Gutierrez served as one of three Vice Presidents reporting directly to the President of Hocol. As Vice President Finance Administration, Human Talent and Operations, Mr. Gutierrez participated in defining Hocol’s long term strategy and company direction. In 2005, Mr. Gutierrez participated in the development and execution of the divestiture of Hocol to Maurel & Prom for approximately $460 million.

Nadine C. Smith became a director and our Chairman of the Board of Directors on February 7, 2008. On February 19, 2008, Ms. Smith was appointed our Vice President and on June 1, 2008 she assumed the positions of Interim Chief Financial Officer and Interim Treasurer. Ms. Smith was recently appointed as the Chairman of Loreto Resources Corporation, a publicly held, early stage independent company that plans to be involved in the mining sector in South America. Ms. Smith has previously served as a director of Gran Tierra Energy, Inc., an oil and gas exploration and production company operating in South America, Patterson-UTI Energy Inc. and American Retirement Corporation, all public companies. Ms. Smith has been a private investor and business consultant since 1990.

Jaime Ruiz became our director on July 1, 2008. Mr. Ruiz has been involved in government affairs in Colombia for the past 20 years. Mr. Ruiz has held various high level government positions throughout his career. In 1991, Mr. Ruiz was elected as a Senator in the Colombian Congress. He served in that capacity until 1994. From 1998 to 1999, Mr. Ruiz held the position of Director for the Colombian National Planning Department, the government entity controlling the national budgeting and government planning strategies; in 1999 he served as Special Presidential Advisor for Government Affairs to the President of Colombia.

From 2000 to 2002, Mr. Ruiz served as Executive Director - Member of the Board of Directors of the World Bank. The Executive Directors oversee the World Bank's business, including approval of loans and guarantees, new policies, the administrative budget, country assistance strategies and borrowing and financial decisions.

In 2006, Mr. Ruiz served as Deputy Chief of Mission in the Colombian embassy in Washington, D.C. During the periods when he was not serving in the Colombian government, Mr. Ruiz held the position of President of his family-owned construction business. Additionally, Mr. Ruiz has served on the Board of Directors of Ecopetrol, Colombia’s state-run oil company. Mr. Ruiz received a Masters in Civil Engineering from the University of Kansas and a Masters in Development Studies from the Institute of Social Studies, The Hague, The Netherlands.

Mr. Jaime Navas Gaona began his career as a geologist with Exxon in Colombia, where he was employed for 27 years, serving in a number of capacities including Exploration Manager. Mr. Navas retired from Exxon as Production Geology Manager in 1992. From 1993 to 1996, Mr. Navas worked as Senior Exploration Advisor with Maxus Energy in Bolivia.

From 1998 to 2002, Mr. Navas was a member of the Strategic Team and Mentor of the Exploration and New Ventures teams for Hocol, S.A. Mr. Navas was one of five members of Hocol’s Management Team, accountable for the overall business results of the company. His responsibilities at Hocol included the development and implementation of strategies for the achievement of Hocol’s exploration goals and objectives, collaboration in managing government relations and securing approvals for the company’s exploration activities.

In 2002, Mr. Navas co-founded AGN-Exploration, an exploration consulting firm based in Bogotá, Colombia, where he currently acts as the company’s President. In 2005, Mr. Navas was appointed as one of the five members of the Investment Committee of LAEFM (Latin America Enterprise Fund Manager), the first hydrocarbon investment fund established in Colombia.

Mr. Navas holds a Masters in Science of Petroleum Geology from the Colorado School of Mines and a degree in Geology and Geophysics from Universidad Nacional, Bogotá, Colombia.

Mr. Richard G. Stevens is the founder and managing director of Hunter Stevens, a professional services firm that Mr. Stevens organized in 1995. Prior to forming Hunter Stevens, Mr. Stevens served as a partner with Ernst & Young LLP and Coopers & Lybrand LLP (now known as PricewaterhouseCoopers, LLP), both of which are public accounting firms.

Since 2006, Mr. Stevens has been a director of Chordiant Software, Inc. and heads that board’s Audit Committee. Mr. Stevens previously served as Chairman of the Audit Committee of Verity, Inc., a software firm based in Sunnyvale, CA and at Pain Therapeutics, Inc., a bioscience company in South San Francisco.

Mr. Stevens holds a Bachelor of Science Degree with honors from the University of San Francisco, and is a licensed Certified Public Accountant in the States of California and New York, and a Certified Fraud Examiner.

Non-Executive Senior Management

The following sets forth information regarding our Chief Geologist:

Mr. Carlos Lombo - Chief Geologist: Carlos Lombo has more than 23 years of oil and gas industry experience. Mr. Lombo was most recently an external geological consultant (from 2003 to 2008) with numerous oil and gas companies and government entities including: Occidental Petroleum Colombia (OXY), Nexen Petroleum, Ecopetrol, ANH, and Solana Resources Ltd amongst many others. As a consultant, Mr. Lombo was responsible for all aspects of seismic interpretation, prospect and geological evaluations, assessment of exploration opportunities and other tasks. Prior to this period, Mr. Lombo was an Exploration Geologist Project Manager with Ecopetrol, the Colombia, state-owned oil and gas company, from 1986 to 2003. Mr. Lombo served over 17 years in this capacity, working extensively throughout every basin of the Colombian topography across numerous exploration projects. Mr. Lombo earned a Bachelor of Arts degree in Mathematics from the District University in Bogotá and a Masters degree in Geology from the National University of Colombia.

Business and Technical Advisors

We expect to recruit a number of experienced and highly regarded professionals to provide advice to us in their areas of specialization or expertise. These advisors will enter into agreements with us to serve for fixed terms ranging from one to three years. We will generally grant these advisors options to purchase our Common Stock as partial payment for their services. In addition, these advisors will receive cash compensation in connection with services rendered and will be reimbursed for their reasonable out-of-pocket expenses.

Employment Agreements with Executive Officers

The Company has entered into an employment agreement effective as of June 1, 2008 (the “Employment Agreement”) with Andres Gutierrez pursuant to which Mr. Gutierrez was appointed as our President and Chief Executive Officer, with the following terms:

Pursuant to the Employment Agreement, Mr. Gutierrez’s base annual compensation has been set at $250,000, which amount shall be paid in accordance with our customary payroll practices and may be increased annually at the discretion of the Board. This annual compensation shall be paid in equal monthly installments in Colombian Pesos (“$Col”). The exchange rate used to calculate Mr. Gutierrez’s monthly salary payment will be calculated each month and shall neither exceed a maximum of $Col 2,400 nor be less than a minimum of $Col 1,600. This minimum/maximum range will be adjusted at the end of each calendar year based upon changes in the consumer price index in Colombia.

In addition, Mr. Gutierrez is eligible to receive an annual cash bonus of up to fifty percent (50%) of his applicable base salary. Mr. Gutierrez’s annual bonus (if any) shall be in such amount (up to the limit stated above) as the Board may determine in its sole discretion, based upon Mr. Gutierrez’s achievement of certain performance milestones to be established annually by the Board in discussion with Mr. Gutierrez (the “Milestones”). For the first year of employment, in the event the Board and Mr. Gutierrez are unable to agree to Milestones acceptable to both, the amount of Mr. Gutierrez’s bonus shall be determined by the Board on a discretionary basis.

Under the Employment Agreement, we agreed to grant Mr. Gutierrez an option to purchase an aggregate of 1,000,000 shares of our common stock under our 2008 Equity Incentive Plan (the “2008 Plan”) as of June 1, 2008. We granted this option on July 1, 2008. This option vests in three equal annual installments beginning on July 1, 2009 and is exercisable at a price equal to the fair market value our Common Stock on the date of grant, as determined by the Board.

The initial term of the Employment Agreement expires on June 1, 2009; provided, however, that the Employment Agreement shall automatically renew for additional one (1) year terms thereafter, unless either party provides notice to the other party of its intent not to renew such Employment Agreement not less than thirty (30) days prior to the expiration of the then-current term or unless the Employment Agreement is terminated earlier in accordance with its terms.

In the event of a termination of employment “without cause” by the Company during the first 12 months following June 1, 2008, Mr. Gutierrez shall receive: (i) twelve (12) months of his base salary; plus (ii) to the extent the Milestones are achieved or, in the absence of Milestones, the Board has, in its sole discretion, otherwise determined an amount for Mr. Gutierrez’s bonus for the initial 12 months of his employment, a pro rata portion of his annual bonus for the initial 12 months of his employment, to be paid to him on the date such annual bonus would have been payable to him had he remained employed by the Company; plus (iii) any other accrued compensation and Benefits, as defined in the Employment Agreement. In the event of a termination of employment by Mr. Gutierrez for “good reason”, as defined in the Employment Agreement, Mr. Gutierrez shall receive: (i) twelve (12) months of his then in effect base salary, subject to his compliance with the non-competition, non-solicitation and confidentiality provisions of the Employment Agreement. All of the foregoing shall be payable in accordance with the Company’s customary payroll practices then in effect.

Further, in the event of the termination of Mr. Gutierrez’s employment in connection with a Change of Control, as defined in the Employment Agreement, without cause by the Company within 12 months of the Effective Date, or by Mr. Gutierrez for good reason, any options then held by Mr. Gutierrez that have not already vested in accordance with their terms shall immediately vest and become exercisable as of the date of such termination and Mr. Gutierrez shall have nine (9) months from the date of termination to exercise any or all such options.

The Employment Agreement also provides that Mr. Gutierrez shall not: (i) during his employment and for a period of one (1) year following the termination of his employment, unless such employment is terminated by us for cause or by him for no reason, directly or indirectly engage or invest in, own, manage, operate, finance, control or participate in the ownership, management, operation, financing, or control of, be employed by, associated with, or in any manner connected with, lend any credit to, or render services or advice to, any business, firm, corporation, partnership, association, joint venture or other entity that engages or conducts any business the same as or substantially similar to the business or currently proposed to be engaged in or conducted by the Company and/or any of its affiliates, including its Colombia subsidiary, in South America or included in the future strategic plan of the business of the Company, anywhere within the United States of America or South America; provided, however, that Mr. Gutierrez may own less than 5% of the outstanding shares of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) including those engaged in the oil and gas business, other than any such enterprise with which the Company competes or is currently engaged in a joint venture, if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (ii) during his employment and for a period of one (1) year following the termination of his employment, solicit any of our current and/or future employees to leave our employ, or solicit or attempt to take away any customers of the Company or any of its affiliates; or (iii) during his employment and thereafter, disclose, directly or indirectly, any confidential information of the Company to any third party, except as may be required by applicable law or court order, in which case the executive must promptly notify the Company so as to allow it to seek a protective order if the Company so elects.

Board of Directors, Corporate Governance and Board Committees

The Company expects that its Board of Directors will consist of seven (7) members within the next few months. Currently, the Board of Directors of the Company consists of five (5) members, Messrs. Gutierrez, Ruiz, Navas and Stevens and Ms. Smith. The Company is in the process of locating suitable director nominees for the remaining vacancies and expects to complete that process as soon as reasonably practicable over the next few months.

The Company intends to appoint such persons to the Board and committees of the Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange. Therefore, the Company intends that a majority of its directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC. Additionally, the Board of Directors is expected to appoint an audit committee, compensation committee, reserves committee and nominating and corporate governance committee and to adopt charters relative to each such committee.

Compensation of Non-Employee Directors

Our Board of Directors currently consists of three non-employee directors and two executive officers. We do not provide cash or incentive compensation for the services of executive officers as directors. Our Board of Directors recently approved a compensation package for our non-employee directors. This compensation package provides for the grant of stock options to purchase 100,000 shares of our Common Stock to each new non-employee director upon his or her appointment or election to the Board of Directors. These options will have an exercise price equal to the fair market value of the Common Stock on the date of grant and will fully vest in equal, one-third installments over three years. In addition, each non-employee director will receive annual cash compensation of $12,000. The chairman of the Audit Committee will also receive additional annual compensation of $15,000 and the chairmen of the Compensation, Reserves and Nominating and Corporate Governance Committees of our Board of Directors will also each receive additional annual cash compensation of $5,000. Each non-employee director will receive $1,000 for attendance at each committee meeting of the Board of Directors, or $500 for telephonic attendance. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending Board of Directors and committee meetings. The Compensation Committee, to consist solely of independent directors, must propose amendments to Director compensation to the entire Board of Directors for approval.

Stock Option Plans

The Board of Directors and stockholders of the Company adopted the 2008 Plan on February 7, 2008. The 2008 Plan reserves a total of 2,000,000 shares of our Common Stock for issuance under the 2008 Plan. If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan.

Shares which may be issued under the 2008 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2008 Plan. In addition, the number of shares of Common Stock subject to the 2008 Plan, any number of shares subject to any numerical limit in the 2008 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the Compensation Committee of the Board of Directors, or the Board of Directors in the absence of such a committee, will administer the 2008 Plan. Subject to the terms of the 2008 Plan, the Compensation Committee would have complete authority and discretion to determine the terms of awards under the 2008 Plan.

Grants

The 2008 Plan authorizes the grant of nonqualified stock options, incentive stock options, restricted stock awards, performance grants and stock appreciation rights, as described below:

All of our employees and, additionally, in the case of Awards other than Incentive Stock Options, our directors, advisors and consultants and employees, directors, advisors and consultants of any affiliate or subsidiary, are eligible to participate in the 2008 Plan.

Options granted under the 2008 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant. The compensation committee may also grant options with a reload feature.

Restricted stock awards may be awarded on terms and conditions established by the Compensation Committee, which may include the lapse of restrictions on the achievement of one or more performance goals.

Stock appreciation rights (“SARs”) entitle the participant, upon exercise of the SAR, to receive a distribution in an amount equal to the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

Duration, Amendment and Termination

The Board of Directors is expected to have the power to amend, suspend or terminate the 2008 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2008 Plan would terminate ten years after it is adopted.

Grants to Officers and Directors

On July 1, 2008, the Board approved non-incentive stock option grants under the 2008 Plan to the officers and directors of the Company and in the amounts listed in the table below. These options can be exercised at a price of $2.20 per share, vest over three years from the date of grant and expire after ten years.

Name of Optionee	Number of Shares

Anres Gutierrez	1,000,000
Jamie Ruiz	100,000
Nadine C. Smith	175,000

On July 23, 2008, the Board approved non-incentive stock option grants under the 2008 Plan to the officers and directors of the Company and in the amounts listed in the table below. These options can be exercised at a price of $2.47 per share, vest over three years from the date of grant and expire after ten years.

Name of Optionee	Number of Shares

Jaime Navas Gaona	100,000
Richard G. Stevens	100,000

To date, we have granted options exercisable for 1,800,000 shares of our Common Stock.

Subsequent Events

Split-off of Legacy Business

In connection with the discontinuation of the our Legacy Business (see Note 9 to our financial statements) and the redirecting of our business strategy to focus on oil and gas exploration and production opportunities in South America, we have agreed to split off and sell all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Maria de la Luz, our founding stockholder. The Split Off is expected to close on or about August 15, 2008. We will contribute all of our assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary, De La Luz Gourmet Chocolates, Inc., a Nevada corporation (“Split-Off Sub”), and immediately thereafter will sell all of the outstanding capital stock of Split-Off Sub to Ms. de la Luz in exchange for the 9,000,000 shares of the Company’s common stock previously surrendered by Ms. de la Luz and all of our common stock that Ms. De la Luz currently owns, 2,250,000 shares. Ms. de la Luz has agreed to indemnify us and our officers and directors against any third party claims relating to the Legacy Business. Split-Off Sub and Ms. de la Luz have also agreed to release us and our officers, directors, stockholders, employees and agents from all \liabilities incurred by Split-Off Sub or Ms. de la Luz arising from, relating to, or in any way connected with, any fact, event, transaction, action or omission that occurred or failed to occur on or prior to the Closing Date relating to the Legacy Business. After giving effect to the Split-Off, we will have 14,150,444 shares of common stock issued and outstanding.

Colombia Office

We expect to incur approximately $123,000 in expenses for the set-up of our Bogota office, which is expected to be completed during the third quarter of 2008.

ITEM 6. EXHIBITS

Exhibits

The following Exhibits are being filed with this Quarterly Report on Form 10-Q:

Exhibit No.	SEC Report Reference Number	Description
10.1	10.1	Employment Agreement dated May 13, 2005, by and between La Cortez Energy, Inc. (the “Company”) and Andrew Gutierrez Rivera (1)
10.2	10.1	Form of Stock Option Agreement to Directors under the La Cortez Energy, Inc. 2008 Equity Incentive Plan, as amended (2)
10.3	10.3	Form of Stock Option Agreement to Executive Officers under the La Cortez Energy, Inc. 2008 Equity Incentive Plan, as amended (2)
31.1	*	Sec. 302 Certification of Principal Executive Officer
31.2	*	Sec. 302 Certification of Interim Principal Financial Officer
32.1	*	Sec. 906 Certification of Chief Executive Officer
32.2	*	Sec. 906 Certification of Interim Chief Financial Officer
_________________

* Filed herewith.

(1)
Filed with the Securities and Exchange Commission on May 20, 2008 as an exhibit, numbered as indicated above, to the Company’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on July 28, 2008 as an exhibit, numbered as indicated above, to the Company’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13(a) or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	LA CORTEZ ENERGY, INC.

	By:	/s/ Andres Gutierrez
		Name:	Andres Gutierrez
		Title:	Principal Executive Officer