Form 10-Q
period 2008-09-30
La Cortez Energy, Inc.
filed 2008-11-14
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-138465

LA CORTEZ ENERGY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	1311	20-5157768
(State of incorporation)	(Primary SIC Number)	(IRS Employer ID Number)

Calle 67 #7-35 Oficina 409
Bogota, Colombia
(941) 870-5433
(Address and telephone number of principal executive offices)

1266 1st Street, Suite 4
Sarasota, FL 34236
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

There were 18,935,244 shares of Common Stock outstanding as of November 14, 2008.

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to identify and exploit available business opportunities in the energy sector in Colombia and Peru and, more generally, in Latin America and to establish the technical and managerial infrastructure to take advantage of, and successfully participate in such opportunities, our ability to raise sufficient capital to successfully participate in projects in our field of operations, future economic conditions, political stability and energy prices.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ii

LA CORTEZ ENERGY, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheet (unaudited)	1

	Condensed consolidated Statements of Operations (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows (unaudited)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4T	Controls and Procedures	21

Part II Other Information		21

Item 1A	Risk Factors	21

Item 6	Exhibits	22

Signatures		24

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

iii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
And Subsidiaries
 (a Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$7,278,613	$1,025
Prepaid expenses	34,942	—
Total current assets	7,313,555	1,025

Property and equipment, net	146,295	—
Deposit	—	500
	$7,459,850	$1,525

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$79,898	$—
Accrued liabilities	39,809	1,000
Indebtedness to related party (Note 3)	—	14,600
Total liabilities	119,707	15,600

Shareholders’ equity (Notes 3 and 5):
Common stock, $.001 par value; 300,000,000 shares authorized, 18,935,244 (unaudited) and 4,150,000 shares issued and outstanding, respectively	18,935	4,150
Additional paid-in capital	8,389,649	23,850
Deficit accumulated during development stage	(1,068,441)	(42,075)
Total shareholders’ equity	7,340,143	(14,075)

	$7,459,850	$1,525

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		June 9, 2006 (Inception) Through
	September 30,		September 30,		September 30,
Operating expenses:	2008	2007	2008	2007	2008
Payroll	$165,797	$—	$237,616	$—	$237,616
Professional fees	159,084	2,500	319,880	17,645	349,563
Management fees	—	1,500	—	4,500	7,500
Stock-based compensation	129,141	—	139,141	—	139,141
Travel	54,287	—	123,308	—	123,308
Rent	31,595	600	32,195	1,800	35,795
Other	134,696	41	197,659	542	198,951
Total operating expenses	674,600	4,641	1,049,799	24,487	1,091,874

Loss from operations	(674,600)	(4,641)	(1,049,799)	(24,487)	(1,091,874)

Non-operating income (expense):
Interest income	15,292	—	23,655	—	23,655
Interest expense	—	—	(222)	—	(222)

Loss before income taxes	(659,308)	(4,641)	(1,026,366)	(24,487)	(1,068,441)

Income tax provision (Note 6)	—	—	—	—	—

Net loss	$(659,308)	$(4,641)	$(1,026,366)	$(24,487)	$(1,068,441)

Basic and diluted loss per share	$(0.04)	$(0.00)	$(0.07)	$(0.01)

Basic and diluted weighted average common shares outstanding	16,161,808	4,150,000	14,029,075	4,150,000

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
And Subsidiaries
 (a Development Stage Company)
Condensed Consolidated Changes in Shareholders’ Equity

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Balance at June 9, 2006 (inception)		—	$—	$—	$—	$—

July 2006, common stock sold to president/ sole director at $.0008 per share (Note 3)	*	11,250,000	11,250	(2,250)	—	9,000
December 2006, common stock sold pursuant to a SB-2 registered offering at $.002/share (Note 5)	*	9,500,000	9,500	9,500	—	19,000
Net loss, period ended December 31, 2006		—	—	—	(13,239)	(13,239)

Balance at December 31, 2006	*	20,750,000	20,750	7,250	(13,239)	14,761

Net loss, year ended December 31, 2007		—	—	—	(28,836)	(28,836)

Balance at December 31, 2007	*	20,750,000	20,750	7,250	(42,075)	(14,075)

February 2008, common stock sold to an officer at $.01 per share (unaudited) (Note 3)	*	1,150,000	1,150	10,350	—	11,500
February 2008, common stock issued to a consultant in exchange for services at $.01 per share (unaudited) (Note 5)	*	1,000,000	1,000	9,000	—	10,000
February 2008, cancellation of former officer's shares (unaudited) (Note 2)		(9,000,000)	(9,000)	9,000	—	—
February 2008, common stock issued in exchange for extinguishment of debt and accrued interest at $.50 per share (unaudited) (Note 5)		100,444	100	50,122	—	50,222
March 2008, common stock sold in private placement offering at $1.00 per share, less offering costs totaling $85,105 (unaudited) (Note 5)		2,400,000	2,400	2,312,495	—	2,314,895
June 2008, indebtedness forgiven by related party (unaudited) (Note 3)		—	—	14,700	—	14,700
August 2008, common stock sold in private placement offering at $1.25 per share, less offering costs totaling $130,874 (unaudited) (Note 5)		4,784,800	4,785	5,845,341	—	5,850,126
August 2008, cancellation of former officer's shares (unaudited) (Note 2)		(2,250,000)	(2,250)	2,250	—	—
Common stock options vested during the period (unaudited) (Note 8)		—	—	129,141	—	129,141
Net loss, nine months ended September 30, 2008 (unaudited)		—	—	—	(1,026,366)	(1,026,366)

Balance at September 30, 2008 (unaudited)		18,935,244	$18,935	$8,389,649	$(1,068,441)	$7,340,143

* Restated for 5:1 forward stock split (see Note 5)

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
And Subsidiaries
 (a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			June 9, 2006
			Through
	Nine Months Ended		(Inception)
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,026,366)	$(24,487)	$(1,068,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,310	—	30,310
Stock-based compensation	139,141	—	139,141
Common stock issued in exchange for
interest expense	222	—	222
Changes in operating assets and liabilities:
Prepaid expenses	(34,942)	—	(34,942)
Deposit	500	—	—
Accounts payable	79,898	(500)	79,898
Accrued liabilities	38,809	(2,100)	39,809
Indebtedness to related party	100	—	100
Net cash used in operating activities	(772,328)	(27,087)	(813,903)

Cash flows from investing activities:
Purchases of property and equipment	(176,605)	—	(176,605)
Net cash used in investing activities	(176,605)	—	(176,605)

Cash flows from financing activities:
Proceeds from the sale of common stock	8,392,500	—	8,420,500
Payments for common stock offering costs	(215,979)	—	(215,979)
Proceeds from issuance of note payable	50,000	—	50,000
Proceeds from officer advances	—	12,600	14,600
Net cash provided by financing activities	8,226,521	12,600	8,269,121
Net change in cash	7,277,588	(14,487)	7,278,613
Cash, beginning of period	1,025	19,861	—

Cash, end of period	$7,278,613	$5,374	$7,278,613
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing transactions:
Common stock issued in exchange for extinguishment of note payable	$(50,000)	$—	$(50,000)

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in its audited financial statements for the period ended December 31, 2007 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the development stage and consequently its financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2)	Organization

La Cortez Energy, Inc. (“LCE,” and together with its subsidiaries, La Cortez Energy Colombia, Inc., a Cayman Islands corporation, and La Cortez Energy Colombia, E.U., a Colombia corporation, the “Company”) is an international, early stage oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America. The Company is currently evaluating ways to optimize its business structure in each jurisdiction where it intends to conduct its business and is currently establishing a branch in Colombia.

LCE was incorporated on June 9, 2006 in the State of Nevada. LCE was originally formed to create, market and sell gourmet chocolates wholesale and retail throughout Mexico, as more fully described in its registration statement on Form SB-2 as filed with the SEC on November 7, 2006 (the “Legacy Business”). This business has been discontinued. On February 7, 2008, LCE changed its name from La Cortez Enterprises, Inc. to La Cortez Energy, Inc.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Split-off of Legacy Business

In connection with the discontinuation of the Company’s Legacy Business and the redirecting of its business strategy to focus on oil and gas exploration and production opportunities in South America, the Company split off and sold all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Maria de la Luz, the Company’s founding stockholder. The Split Off closed on August 21, 2008. As more fully described in a Form 8-K filed by the Company with the SEC on August 21, 2008, the Company contributed all of its assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary, De La Luz Gourmet Chocolates, Inc., a Nevada corporation (“Split-Off Sub”), and immediately thereafter sold all of the outstanding capital stock of Split-Off Sub to Ms. de la Luz in exchange for 9,000,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) previously surrendered by Ms. de la Luz and all of the Company’s Common Stock that Ms. de la Luz then owned, 2,250,000 shares. The 11,250,000 shares surrendered by Ms. de la Luz have been cancelled.

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

Common Stock sales

On July 28, 2006, the Company sold 11,250,000 (after giving effect to the common stock split referred to in Note 5 below) shares of its Common Stock to its then sole officer and director, Maria de la Luz, for $9,000, or $.0008 (post-split) per share.

On February 7, 2008, the Company sold 1,150,000 (post-split) shares of its Common Stock to its newly appointed, then sole officer and director, Nadine C. Smith, for $11,500, or $.01 (post-split) per share, the fair market value of the Company’s common stock on the date of sale, as determined by the Company’s Board of Directors.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On September 10, 2008 as part of its Unit offering, the Company sold 400,000 Units (defined below), at a price of $1.25 per Unit, for a total of $500,000 to its Chairman and Vice President, Nadine C. Smith, and 50,000 Units for a total of $62,500 to its President and Chief Executive Officer, Andres Gutierrez.

(4)	Assets and Liabilities on Financial Statements

Assets

As of September 30, 2008, the Company had a balance of $7,140,546 in a money market account earning interest at the rate of 1.980% per year.

On September 30, 2008, the Company posted $34,942 as prepaid expenses. This figure is comprised of a prepaid insurance policy ($29,167 net), amortized in equal monthly installments of $4,166 (original value, $41,667), and $5,775 in SG&A expenses attributable to the Colombian subsidiary.

The Company has $176,605 in furniture, fixtures, computers and software and is using a straight line depreciation method based on a ten-year useful life for furniture and fixtures, and five-year useful life for computers and software. As of September 30, 2008, the total depreciation of these assets was $30,310.

Liabilities

As of September 30, 2008, the Company had accounts payable in the amount of $79,898, which represents legal, travel and general and administrative costs which are expected to be paid in the fourth quarter of 2008. As of September 30, 2008, there were also $28,275 in payroll liabilities attributable to the Colombian subsidiary, which are expected to be paid in the fourth quarter and in 2009, and $11,534 in accrued compensation due to members of our Board of Directors which are expected to be paid in the fourth quarter of 2008. Total liabilities as of September 30, 2008 were $119,707.

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

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Common Stock issued for services

On February 7, 2008, the Company issued 1,000,000 (post-split) shares of its common stock in exchange for consulting services. The transaction was valued at the fair value of the common stock issued, or $.01 (post-split) per share, by the Company’s Board of Directors. Stock-based compensation expense of $10,000 was recognized in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2008.

Common Stock sales

On July 28, 2006, the Company sold 11,250,000 (post-split) shares of Common Stock to its then sole officer and director for $9,000, or $.0008 (post split) per share.

On December 12, 2006, the Company sold 9,500,000 (post split) shares of Common Stock at a price of $.002 (post split) per share for total proceeds of $19,000 ($13,845 net after offering expenses). The offering was made pursuant to the Company’s SB-2 registration statement that became effective on December 4, 2006. All sales were made by the Company’s then sole officer and director.

On February 7, 2008, the Company sold 1,150,000 (post split) shares of Common Stock to its then newly appointed sole officer and director for $11,500, or $.01 (post-split) per share, the fair market value of the Company’s Common Stock on the date of sale, as determined by the Company’s Board of Directors.

On February 19, 2008 the Board of Directors authorized the Company to offer up to 2,000,000 shares of Common Stock to a limited number of accredited investors and/or non-U.S persons at a price of $1.00 per share, in a private placement offering (the “Offering”) pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act, Regulation S under the Securities Act and/or Section 4(2) of the Securities Act. Because the offering was oversubscribed, the Company’s Board of Directors further authorized to increase the size of the Offering to up to 3,000,000 shares of Common Stock. On March 14, 2008, the Company issued a total of 2,400,000 shares of Common Stock for total proceeds to the Company of $2,400,000 ($2,314,895 net after offering expenses).

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 23, 2008 the Board of Directors authorized the Company to offer up to a maximum of 10,000,000 units (the “Units”) at an offering price of $1.25 per Unit. Each Unit consisted of one share of Common Stock and a common stock purchase warrant to purchase one-half share of Common Stock, exercisable for a period of five years at an exercise price of $2.25 per share. The Units were offered to a limited number of accredited investors and non-U.S persons, in a private placement offering pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), Regulation S under the Securities Act and/or Section 4(2) of the Securities Act. On September 10, 2008, the Company issued 4,784,800 shares of Common Stock as the result of the sale of 4,784,800 Units, for total proceeds to the Company of $5,981,000 ($5,850,126 net after offering expenses), and warrants to purchase 2,392,400 shares of Common stock.

Common Stock issued to extinguish debt

On February 8, 2008, the Corporation issued a $50,000 promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in exchange for Milestone’s $50,000 working capital loan to the Company. The note was due within one year of its date of issuance and carried a 9% annual interest rate. On February 25, 2008, for the Company issued 100,444 shares of Common Stock in exchange for full payment of the note and accrued interest. This transaction was valued by the Company’s Board of Directors at the fair value of the Common Stock issued, or 100,000 shares at $.50/share for the principal and 444 shares at $.50/share for the accrued interest which amounted to $222.

Common Stock cancelled

On February 26, 2008, 9,000,000 shares of LCE Common Stock owned by the founding stockholder were surrendered to LCE and cancelled, following which there were 16,400,444 common shares issued and outstanding.

On August 21, 2008, 2,250,000 shares of LCE common stock owned by the founding director, were surrendered in exchange for her interest in a split-off subsidiary of LCE, as more fully described in a Form 8-K of the same date filed by the Company with the SEC.

At the end of the period (September 30, 2008), there were 18,935,244 shares of Common Stock and no shares of preferred stock issued and outstanding.

(6)	Income Taxes

The Company records its income taxes in accordance with SFAS No.109, “Accounting for Income Taxes.” The Company incurred net operating losses during all periods presented in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Commitments

Leases

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

The Company has signed a three year lease for approximately 3,000 square feet of office space in Bogota, Colombia. The rent for this office space is denominated in Colombian Pesos (“COP”) at the rate of 17,839.636 COP per month during 2008. The rental contract provides for a 2% increase per year in the base rent and an additional adjustment for inflation in Colombia as reflected in the Colombian consumer price index, or the “Indice de Precios al Consumidor” (the “IPC”). This lease will expire on July 2, 2011.

The Company is amortising this lease as it is paid rather than expensing it on a straight line basis. The difference between the two methods is not material.

For August and September 2008, the first two months of this lease, the Company paid rent of U.S. $10,059 and U.S. $9,233, respectively, based on COP to U.S. dollar exchange rates of 1,773.47 and 1,932.20, respectively.

Based on the official Colombian exchange rate on September 30, 2008 of COP 2.359.52 per US dollar for the remainder of 2008 and an estimated exchange rate of COP 2.250 per US dollar for each of 2009, 2010 and 2011, and an estimated increase in the IPC of between 5% and 6% for each of these years, annual lease payment commitments for the remainder of the lease have been calculated as follows:

Year	Total Lease Payment Amount

2008	$37,804
2009	$102,756
2010	$109,949
2011	$68,627

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

These US dollar amounts for the remainder of the office lease could increase if the US dollar to COP exchange rate deteriorates in favor of the COP.

Employment Agreement

As discussed in the Company’s Form 8-K filed with the SEC on May, 20, 2008, the Company has entered into an employment agreement effective as of June 1, 2008 (the “Employment Agreement”) with Andres Gutierrez pursuant to which Mr. Gutierrez was appointed as its President and Chief Executive Officer, Pursuant to the Employment Agreement, Mr. Gutierrez’s base annual compensation has been set at U.S. $250,000, which amount may be increased annually at the discretion of the Board of Directors. This annual compensation shall be paid in equal monthly installments in Colombian Pesos (“COP”). The exchange rate used to calculate Mr. Gutierrez’s monthly salary payment will be calculated each month and shall neither exceed a maximum of COP 2,400 nor be less than a minimum of COP 1,600. This minimum/maximum range will be adjusted at the end of each calendar year based upon changes in the IPC.

In addition, Mr. Gutierrez is eligible to receive an annual cash bonus of up to fifty percent (50%) of his applicable base salary. Mr. Gutierrez’s annual bonus (if any) shall be in such amount (up to the limit stated above) as the Board of Directors may determine in its sole discretion, based upon Mr. Gutierrez’s achievement of certain performance milestones to be established annually by the Board of Directors in discussion with Mr. Gutierrez (the “Milestones”).

Under the Employment Agreement, we agreed to grant Mr. Gutierrez an option to purchase an aggregate of 1,000,000 shares of our common stock under our 2008 Equity Incentive Plan (the “2008 Plan”) as of June 1, 2008. We granted this option on July 1, 2008. This option vests in three equal annual installments beginning on July 1, 2009 and is exercisable at a price equal to the fair market value our Common Stock on the date of grant of $2.20 per share, as determined by the Board of Directors.

The initial term of the Employment Agreement expires on June 1, 2009. In the event of a termination of employment “without cause” by the Company during the first 12 months following June 1, 2008, Mr. Gutierrez shall receive: (i) twelve (12) months of his base salary; plus (ii) to the extent the Milestones are achieved or, in the absence of Milestones, the Board of Directors has, in its sole discretion, otherwise determined an amount for Mr. Gutierrez’s bonus for the initial 12 months of his employment, a pro rata portion of his annual bonus for the initial 12 months of his employment, to be paid to him on the date such annual bonus would have been payable to him had he remained employed by the Company; plus (iii) any other accrued compensation and Benefits, as defined in the Employment Agreement. In the event of a termination of employment by Mr. Gutierrez for “good reason”, as defined in the Employment Agreement, Mr. Gutierrez shall receive: (i) twelve (12) months of his then in effect base salary, subject to his compliance with the non-competition, non-solicitation and confidentiality provisions of the Employment Agreement.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	The 2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 2,000,000 shares of common stock are available for issuance under the 2008 plan. As of September 30, 2008, options had been granted under the 2008 Plan exercisable for an aggregate of 1,875,000.

The Company will determine the fair value of stock option awards on the date of grant in accordance with Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment.

Stock Option Awards

On July 1, 2008, the Company granted options to purchase (i) 1,000,000 shares of its Common Stock to Andres Gutierrez, the Company’s President and Chief Executive Officer, (ii) 175,000 shares of its Common Stock to Nadine C. Smith, the Company’s Chairman and Vice President, (iii) 100,000 shares of its Common Stock to Jaime Ruiz, a newly appointed director, and (iv) an additional 175,000 shares of its Common Stock to three employees of its Colombian subsidiary. The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $2.20, the fair market value of the Company’s common stock on the date of grant (based on a volume weighted average price of the Company’s Common Stock as traded on the OTC Bulletin Board, calculated over the three month period prior to the date of grant and discounted by 15 percent), as determined by the Company’s Board of Directors.

On July 23, 2008, the Company granted options to purchase (i) 100,000 shares of its Common Stock to each of Jaime Navas Gaona and Richard G. Stevens, newly appointed directors, (ii) 150,000 shares, to Highlands Capital, Inc., a consultant to the Company, and (iii) an additional 75,000 shares of its Common Stock to one employee of its Colombian subsidiary. The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $2.47, the fair market value of the Company’s Common Stock on the date of grant, as determined by the Company’s Board of Directors.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	—	—
Granted	1,875,000	$2.27
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2008	1,875,000	$2.27	10.0	$—
Exercisable at September 30, 2008	—	—	—	$—
Vested and expected to vest at September 30, 2008	—	—	—	$—

The fair value of the options granted during 2008 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate		3.65%
Dividend yield	0.00%
Volatility factor		83.625%
Weighted average expected life	6.5 years

(9)	Subsequent Events

On November 7, 2008, the Company’s Board of Directors approved an amendment and restatement, subject to stockholder approval, of the 2008 Plan (the “Amended and Restated 2008 Plan”) to (i) increase the total number of shares of its Common Stock available for issuance under the Amended and Restated 2008 Plan to 4,000,000 and (ii) to enable the grant of incentive stock options to employees of its affiliates and subsidiaries.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Option Awards

On November 7, 2008, the Company granted under the Amended and Restated 2008 Plan options to purchase (i) 100,000 shares of its Common Stock to Jose Fernando Montoya, its newly appointed director, and (ii) 150,000 shares of its Common Stock to two employees. These options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $1.71, the fair market value of the Company’s Common Stock on the date of grant, as determined by the Company’s Board of Directors.

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

The following discussion and analysis of the Company’s financial condition and results of operations are based on our financial statements, which we have prepared in accordance with GAAP.  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

La Cortez Energy Inc. (referred to herein as “La Cortez Energy”, the “Company”, “we”, “us”, “our” and similar terms”) is an international, early-stage oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America. We are currently evaluating ways to optimize our business structure in each jurisdiction where we intend to conduct our business, in order to comply with local regulations while optimizing our tax, legal and operational flexibility, and we are in the process of establishing a branch in Bogota, Colombia. We are currently evaluating potential investments, prospects, companies and existing production opportunities in South America, with an initial focus on Colombia and Peru and a longer term focus on other South American countries.

We were incorporated in the State of Nevada on June 9, 2006 under the name La Cortez Enterprises, Inc. to pursue certain business opportunities in Mexico. In early 2008, we decided to redirect our efforts towards identifying and pursuing business in the oil and gas sector in South America. As a reflection of this change in our strategic direction, we changed our name to La Cortez Energy, Inc.

More specifically, we expect to explore investment opportunities in one or more of the following areas: oil and gas exploration and development and investments in infrastructure associated therewith (e.g., storage tanks, processing facilities and/or pipelines). The scope of our activities in this regard may include, but not be limited to, the acquisition of or assignment of rights to develop exploratory acreage under concessions with government authorities and private landowners, the purchase of oil and gas producing properties, farm-in and farm-out opportunities (i.e., the assumption of or assignment of obligations to fund the cost of drilling and development), and/or the purchase of debt or equity in, and/or assets of, existing oil and gas exploration and development companies currently conducting activities in Colombia.

Recent Developments

In February 2008, Nadine C. Smith became the Chairman of our Board of Directors (sometimes referred to hereinafter as the “Board”). Ms. Smith most recently served as a director of another publicly traded oil and gas exploration and production company, Gran Tierra Energy, Inc., which also operates in South America.

On March 14, 2008, we closed a private placement of our Common Stock (the “Private Placement”) at a price of $1.00 per share pursuant to which we raised $2,400,000, or $2,314,895 net of offering expenses. On September 10, 2008, we closed a private placement (the “Unit Offering”) of 4,784,800 units (the “Units”) at a price of $1.25 per Unit, for an aggregate offering price of $5,981,000, or $5,850,126 after offering expenses. Each Unit consisted of (i) one share of our Common Stock (the “Shares”) and (ii) a common stock purchase warrant to purchase one-half share of Common Stock, exercisable for a period of five years at an exercise price of $2.25 per share.

We have been using the funds raised in the Private Placement and Unit Offering (net after offering expenses) to begin the building of our administrative and operations infrastructure in South America and have taken the following steps in this ramping-up process:

•	Hired a new President and Chief Executive Officer, Andres Gutierrez, and appointed Mr. Gutierrez to our Board of Directors;
•
Added Jaime Ruiz, a former Colombian senator and a member of the Board of Directors of the World Bank, Jaime Navas Gaona, an experienced oil industry executive, Richard G. Stevens, an “audit committee financial expert”, and Jose Montoya, a 27-year veteran of the oil industry in South America and former President of Hocol, S.A., as members of our Board of Directors, each as an independent director;

•	Established a wholly owned subsidiary in the Cayman Islands to own our planned operating branch in Colombia;
•	Initiated activities to establish and organize our Colombia branch operations and, to this end, opened and began staffing our offices in Bogota, Colombia;
•	Hired a Chief Geologist, Carlos Lombo, as well as business development and administrative personnel; and
•	Have begun identifying and investigating oil and gas investment opportunities in Colombia and Peru.

Additionally, in the coming months, we expect to:

•	Appoint one additional independent director to our Board of Directors;
•	Hire a Chief Financial Officer, additional geologists and a petroleum engineer, to form a strong technical team, as well as additional finance and administrative personnel; and

•
Enter into a material agreement to acquire oil and gas exploration and/or production rights in Colombia and/or Peru. (Although we have not yet finalized decisions to pursue any particular opportunities, we have begun to identify and evaluate potential prospects.)

Our principal executive offices are located at Calle 67 #7-35, Oficina 409, Bogota, Colombia, and our telephone number at our principal executive offices is (941) 870-5433. Our website address is www.lacortezenergy.com. Our fiscal year end is December 31.

Plan of Operations

We plan to build a successful oil and gas exploration and production company focused in select countries in South America. We will concentrate our efforts initially in Colombia and Peru, where, we believe, good E&P opportunities exist with straight forward oil and gas contracting terms and conditions. At a later stage, we plan to turn to opportunities in other South American countries if we deem the relevant considerations (see list of factors below) to merit our investment. Within the spectrum of the oil and gas business, we plan to focus on a blend between exploration and production of hydrocarbons through a variety of transactions. Our initial plan is to acquire oil and gas production and to start to build a reserves base.

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

We will also pursue joint ventures or farm-ins in exploration ventures with limited risk, in areas where nearby oil discoveries have been found.

Phased Approach

•
Phase 1 – We will concentrate our initial efforts in Colombia and Peru where opportunities as well as operating terms and conditions are perceived in the industry to be appropriate for small, early stage oil and gas E&P companies. In these markets we will pursue:

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

•
Phase 2 – Once we have established our business in Colombia and Peru, we will turn our attention to new opportunities in other South American countries. We intend to take advantage of promising opportunities in these additional markets while we consolidate our E&P activities in our Phase 1 countries. In these markets, we intend to search for the following market environments and types of projects:

–	Frontier exploration areas (Joint ventures with up to a 25% ownership participation) where limited competition exists;
–	Acquisitions with significant upside potential;
–	Political stability; and
–	Supportive local oil and gas industry regulatory environments.

Experienced and Dedicated Personnel

We intend to build an experienced leadership team of energy industry veterans with direct exploration and production experience in the region combined with an efficient managerial and administrative staff, to enable us to achieve our strategic and operational goals.

We intend to maintain a highly competitive assembly of experienced and technically proficient employees and motivate them through a positive, team oriented work environment and incentive stock ownership plan. We believe that employee ownership, which is encouraged through our 2008 Equity Incentive Plan, is essential for attracting, retaining and motivating qualified personnel.

Results of Operations

We are still in our development stage and have generated no operating revenues to date.

Third Quarter 2008 Compared with Third Quarter 2007

General and Administrative Expenses

We incurred total expenses of $674,600 for the three month period ended September 30, 2008 compared to $4,641 for the three month period ended September 30, 2007. Our payroll expenses increased to $165,797 for the three month period ended September 30, 2008 from zero for the three month period ended September 30, 2007; professional fees increased to $159,084 for the three month period ended September 30, 2008 from $2,500 for the three month period ended September 30, 2007, stock-based compensation increased to $129,141 for the three month period ended September 30, 2008 from zero for the three month period ended September 30, 2007, travel expenses increased to $54,287 for the three month period ended September 30, 2008 from zero for the three month period ended September 30, 2007; rent expense increased to $31,595 for the three month period ended September 30, 2008 from $600 for the three month period ended September 30, 2007; and other expenses increased to $134,696 for the three month period ended September 30, 2008 from $41 for the three month period ended September 30, 2007. The increase in expenses for the three month period ended September 30, 2008 is attributable primarily to the increased activities relating to our new business initiative in South America, including the organization of an operating subsidiary in Colombia, the renting of executive offices in Bogota, the hiring of operational and administrative staff, the expansion of our Board of Directors, the sourcing and investigation of potential business opportunities and our recent Unit Offering.

Interest Income, Net

Net interest income for the three months ended September 30, 2008, was $15,292 compared to no interest income for the three months ended September 30, 2007. This interest income was earned on our cash deposits resulting from our Private Placement and Unit Offering.

Net Losses

Our net loss for the three months ended September 30, 2008 was $(659,308) compared to $(4,641) for the three month period ended September 30, 2007.

First Nine Months of 2008 Compared with First Nine Months of 2007

General and Administrative Expenses

We incurred total expenses of $1,049,799 for the nine month period ended September 30, 2008 compared to $24,487 for the nine month period ended September 30, 2007. Our payroll expenses increased to $237,616 for the nine month period ended September 30, 2008 from zero for the nine month period ended September 30, 2007; professional fees increased to $319,880 for the nine month period ended September 30, 2008 from $17,645 for the nine month period ended September 30, 2007, stock-based compensation increased to $139,141for the three month period ended September 30, 2008 from zero for the three month period ended September 30, 2007, travel expenses increased to $123,308 for the nine month period ended September 30, 2008 from zero for the nine month period ended September 30, 2007; rent expense increased to $32,195 for the nine month period ended September 30, 2008 from $1,800 for the nine month period ended September 30, 2007; and other expenses increased to $197,659 for the nine month period ended September 30, 2008 from $542 for the nine month period ended September 30, 2007. The increase in expenses for the nine month period ended September 30, 2008 is attributable primarily to increased general, administrative and legal expenses incurred in connection with the our new business activities in South America and legal and administrative costs related to the Private Placement and the Unit Offering.

Interest Income, Net

Net interest income for the nine months ended September 30, 2008, was $23,433 compared to no interest income for the nine months ended September 30, 2007. This interest income was earned on our cash deposits resulting from our Private Placement and Unit Offering.

Net Losses

Our net loss for the nine months ended September 30, 2008 was $(1,026,366) compared to $(24,487) for the nine month period ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had a cash balance of $7,278,613 as a result of the Private Placement and the Unit Offering.

On December 4, 2006, our public offering registration statement on Form SB-2 was declared effective by the SEC (SEC file no. 333-138465). On December 22, 2006, the sale under this Form SB-2 of 9,500,000 (post-split) shares of our Common Stock at a price of $0.01 per share for an aggregate of $19,000 was completed and the offering was closed. There was no underwriter involved in this public offering. We have used these funds as working capital for administrative expenses and professional fee payments to third parties.

On June 16, 2007, May 17, 2007 and July 28, 2006, our former President and sole director, Maria de la Luz, advanced $10,000, $2,600 and $2,000, respectively, to us for working capital purposes. These advances carried no interest rate and have been written off as of the June 30, 2008.

Effective March 14, 2008, we closed the Private Placement. We offered our shares of Common Stock at a price of $1.00 per share and we derived total proceeds of ($2,314,895 net after expenses) from the sale of 2,400,000 shares of our Common Stock.

Effective September 10, 2008, we closed the Unit Offering. We offered our Units at a price of $1.25 per Unit and we derived total proceeds of $5,981,000 ($5,850,126 net after expenses) from the sale of 4,784,800 Units.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the Private Placement and the Unit Offering. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

Our principal executive officer and principal financial officer has also indicated that there were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors set forth in our Form 10-Q for the quarter ended June 30, 2008 (filed with the SEC on August 14, 2008, except for the following:

Current Volatile Market Conditions and Dropping Energy Prices May Continue Indefinitely, Negatively Affecting our Business Prospects and Viability.

Commodities and capital markets have been under great stress and volatility during the past few months in part due to the credit crisis affecting lenders and borrowers on a worldwide basis. As a result of this crisis, crude oil and natural gas prices have tumbled, causing companies to re-think existing strategies and new business ventures. We are vigilant of the situation unfolding and are adjusting our strategy to reflect these new market conditions. Nonetheless, we will not be immune to lower commodities prices. Our ability to enter into exploration and production projects may be compromised, and in a continuing environment of lower crude oil and natural gas prices, our future results of operations and market value could be affected negatively.

Difficult Conditions in the Global Capital Markets may significantly affect Our Ability to Raise Additional Capital and Begin Operations.

The ongoing worldwide financial and credit crisis may continue indefinitely. Because of severely reduced market liquidity, we may not be able to raise additional capital when we need it. Because the future of our business will depend on the completion of one or more investment transactions for which, most likely, we will need additional capital, we may not be able to complete such transactions or acquire revenue producing assets. As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

ITEM 6. EXHIBITS

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

Exhibit No.	Description

10.1
Split-Off Agreement dated August 15, 2008 by and among La Cortez Energy, Inc. (the “Company”), De La Luz Chocolates, Inc., and Maria de la Luz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-138465), filed with the Commission on August 21, 2008)

10.2
General Release Agreement dated August 15, 2008, by and among the Company, De La Luz Chocolates, Inc., and Maria de la Luz (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-138465), filed with the Commission on August 21, 2008)

10.3	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-138465), filed with the Commission on September 16, 2008)

10.4	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-138465), filed with the Commission on September 16, 2008)

10.5	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-138465), filed with the Commission on September 16, 2008)

10.6	The Registrant’s Amended and Restated 2008 Equity Incentive Plan

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of Section 13(a) or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	LA CORTEZ ENERGY, INC.

	By:	/s/ Andres Gutierrez
Name: Andres Gutierrez
Title: Principal Executive Officer

	By:	/s/ Nadine C. Smith
Name: Nadine C. Smith
Title: Interim Principal Financial Officer