Form 10-K
period 2008-12-31
La Cortez Energy, Inc.
filed 2009-04-10
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-140148

La Cortez Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5157768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Calle 67 #7-35 Oficina 409 Bogota, Colombia	None
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number:  (941) 870-5433

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of March 26, 2009, there were 18,935,244 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 12,735,244 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is $35,021,921, based on the closing price of $2.75 for the registrant’s common stock on June 30, 2008.  Shares of common stock held by each executive officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, and although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation those discussed in the sections of this Annual Report titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those set forth below:

●	Changes in the political and regulatory environment and in business and fiscal conditions in South America, and in Colombia and Peru in particular;
●	Our ability to attract and retain management and field personnel with experience in oil and gas exploration and production;
●	Our ability to identify corporate acquisition, farm-in and/or joint venture opportunities in the energy sector in Colombia and Peru;
●	Our ability to successfully operate, or influence the operator of, exploration and production blocks where we have participation interests, in a cost effective and efficient way;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition;
●	Changes and volatility in oil and gas pricing; and
●	General economic conditions.

You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report.

All written and oral forward-looking statements made in connection with this Annual Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

All references in this Form 10-K to “La Cortez Energy,” the “Company,” “we,” “us” or “our” or similar terms are to La Cortez Energy, Inc. and its wholly owned subsidiaries.

PART I

ITEM 1.	BUSINESS

For definitions of certain oil and gas industry terms used in this annual report on Form 10-K, please see the Glossary appearing on page 18.

Overview of Our Business

We are an international, early-stage oil and gas exploration and production company focusing our business in South America. We have established an operating branch in Colombia, we have entered into two initial working interest agreements, with Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc. (AIM: PELE), and with Emerald Energy Plc Sucursal Colombia (“Emerald”), a branch of Emerald Energy Plc. (AIM: EEN) (discussed below), and we are currently evaluating additional investment prospects, companies and existing exploration and production opportunities in Colombia and Peru, while keeping alert for opportunities in other South American countries.

We were incorporated in the State of Nevada on June 9, 2006 under the name La Cortez Enterprises, Inc. to pursue certain business opportunities in Mexico. (We were originally formed to create, market and sell gourmet chocolates wholesale and retail throughout Mexico, as more fully described in our registration statement on Form SB-2 as filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2006 (the “Legacy Business”).) In early 2008 after the Legacy Business terminated, our new Board of Directors decided to redirect the Company’s efforts towards identifying and pursuing business in the oil and gas sector in South America. As a reflection of this change in our strategic direction, we changed our name to La Cortez Energy, Inc.

We expect to explore investment opportunities in: oil and gas exploration and development and investments in infrastructure associated therewith (e.g., storage tanks, processing facilities and/or pipelines). The scope of our activities in this regard may include, but not be limited to, the acquisition of or assignment of rights to develop exploratory acreage under concessions with government authorities and other private or public E&P companies, the purchase of oil and gas producing properties, farm-in and farm-out opportunities (i.e., the assumption of or assignment of obligations to fund the cost of drilling and development), and/or the purchase of debt or equity in, and/or assets of, existing oil and gas exploration and development companies currently conducting activities in Colombia and Peru.

We are currently evaluating ways to optimize our business structure in each jurisdiction where we conduct and where we intend to develop our business, in order to comply with local regulations while optimizing our tax, legal and operational flexibility. To this end, we have recently established an operating branch in Bogotá, Colombia where we will engage in our initial business ventures.

Recent Developments

In February 2008, Nadine C. Smith became the Chairman of our Board of Directors (sometimes referred to hereinafter as the “Board”). In February 2008, Ms. Smith also became our Vice President and in June 2008, our Interim Chief Financial Officer.  Ms. Smith most recently served as a director of another publicly traded oil and gas exploration and production company, Gran Tierra Energy, Inc. (“Gran Tierra”), which also operates in South America.

On February 7, 2008 we increased our authorized capital stock from 75 million shares consisting of 75 million shares of common stock, $0.001 par value per share (the “Common Stock”), to 310 million shares, consisting of 300 million shares of Common Stock and 10 million shares of preferred stock, $0.001 par value per share.  On that date, our Board of declared a five for one (5 for 1) forward stock split (the “Stock Split”) on each share of our Common Stock issued and outstanding at the close of business on February 21, 2008, in the form of a stock dividend. The payment date and the effective date for the Stock Split were February 26, 2008 and February 27, 2008, respectively.

On March 14, 2008, we closed a private placement of our Common Stock (the “Private Placement”) at a price of $1.00 per share pursuant to which we raised $2,400,000, or $2,314,895 net of offering expenses. On September 10, 2008, we closed a private placement (the “Unit Offering”) of 4,784,800 units (the “Units”) at a price of $1.25 per Unit, for an aggregate offering price of $5,981,000, or $5,762,126 after offering expenses. Each Unit consisted of (i) one share of our Common Stock (the “Shares”) and (ii) a common stock purchase warrant (the “Warrant(s)”) to purchase one-half share of Common Stock, exercisable for a period of five years at an exercise price of $2.25 per share.

On June 1, 2008, Andres Gutierrez Rivera became our President and Chief Executive Officer and a member of our Board of Directors. Mr. Gurierrez recently served as the senior executive officer of Lewis Energy Colombia Inc. and a vice president of Hocol, S.A.  Both of these companies operate in the oil and gas sector in South America.

We have been using the funds raised in the Private Placement and Unit Offering (net after offering expenses) to begin the building of our administrative and operations infrastructure in South America and have taken the following additional steps in this ramping-up process:

●
Added on July 1, 2008, Jaime Ruiz Llano, a former Colombian senator and a member of the Board of Directors of the World Bank; on July 23, 2008, Jaime Navas Gaona, an experienced oil industry executive, and Richard G. Stevens, an “audit committee financial expert”; and on October 15, 2008, Jose Fernando Montoya Carrillo, a 27-year veteran of the oil industry in South America and former President of Hocol, S.A., as members of our Board of Directors, each as an independent director;

●	Established a wholly owned subsidiary in the Cayman Islands, La Cortez Energy Colombia, Inc., to own our operating branch in Colombia;

●	Established and organized a branch office in Colombia to conduct local operations and, to this end, opened and began staffing our offices in Bogota, Colombia;

●	Hired an Exploration Manager in July 2008, Carlos Lombo, and a Production and Operations Manager in January 2009, William Giron, as well as business development and administrative personnel;

●
Signed a memorandum of understanding with one oil and gas exploration and production company in Colombia in December 2008 and a farm-in agreement with another in February 2009, as further discussed below; and

●	Begun identifying and investigating other oil and gas investment opportunities in Colombia and Peru.

Also, in the coming months, we expect to:

●	Appoint one additional independent director to our Board of Directors;

●	Hire a Chief Financial Officer, additional geologists and a petroleum engineer, to form a strong technical team, as well as additional finance and administrative personnel; and

●
Enter into one or more additional agreements to acquire oil and gas exploration and/or production rights in Colombia and/or Peru. (Although we have not yet finalized decisions to pursue any such particular opportunities, we have begun to identify and evaluate potential prospects.)

Our principal executive offices are located at Calle 67 #7-35, Oficina 409, Bogota, Colombia, and our telephone number at our principal executive offices is (941) 870-5433. Our website address is www.lacortezenergy.com.

Split-Off of Legacy Business

In connection with the discontinuation of our Legacy Business, we decided to sell all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Maria de la Luz, our founding stockholder.

As of August 15, 2008, we assigned all of our assets and property and all of our liabilities relating to the Legacy Business, accrued, contingent or otherwise to our newly organized, wholly owned subsidiary, de la Luz Gourmet Chocolates, Inc., a Nevada corporation (“Split-Off Sub”). Additionally, we sold all the outstanding capital stock of Split-Off Sub to Ms. de la Luz in exchange for the 9,000,000 shares of our Common Stock previously surrendered by Ms. de la Luz and all of our Common Stock that Ms. de la Luz then owned, an additional 2,250,000 shares.

Pursuant to the terms of the Split-Off, Ms. de la Luz agreed to indemnify us and our officers and directors against any third party claims relating to the Legacy Business.

As of August 15, 2008, Ms. de la Luz is no longer a stockholder of the Company.

In conjunction with the Split-Off Agreement and effective as of August 15, 2008, we entered into a General Release Agreement with Split-Off Sub and Ms. de la Luz, whereby Split-Off Sub and Ms. de la Luz pledged not to sue us from any and all claims, actions, obligations, liabilities and the like, incurred by Split-Off Sub or Ms. de la Luz arising from any fact, event, transaction, action or omission that occurred or failed to occur on or prior to August 15, 2008 and related to the Legacy Business.

Agreement with Petroleos del Norte S.A.

On December 22, 2008, we entered into a memorandum of understanding (the “MOU”) with Petronorte that entitles us to a 50% net working interest in the Putumayo 4 block located in the south of Colombia (the “Putumayo 4 Block”).  Petronorte was the successful bidder on the Putumayo 4 Block in the Colombia Mini Round 2008 run by the Agencia Nacional de Hidrocarburos (the “ANH”), Colombia’s hydrocarbon regulatory agency.  According to the MOU, we will have the exclusive right to a fifty percent (50%) net participation interest in the Putumayo 4 Block and in the exploration and production contract (the “E&P Contract”) after ANH production participation, and it is expected that we will execute an assignment agreement and a joint operating agreement (the “Definitive Agreements”) with Petronorte relating to the Putumayo 4 Block by no later than April 30, 2009.   Petronorte signed an E&P Contract with the ANH on February 23, 2009.  Petronorte will be the “operator” of the E&P Contract.

The Block covers an area of 126,845 acres (51,333 hectares) located in the Putumayo Basin in southern Colombia and has over 400 Km of pre-existing 2D seismic through which we and Petronorte have identified promising leads.  We and Petronorte plan to reprocess any relevant seismic information before conducting our own seismic campaign to better direct the positioning of our seismic program within the block. During this initial stage, we and Petronorte plan to begin environmental and community consultations to expedite some of these timely processes.

Under the proposed terms of the E&P Contract, Petronorte will shoot 103 Km of 2D seismic and will drill an exploratory well in the first three years of our work program in the Block. The E&P Contract will consist of two three-year exploration phases and a twenty-four year production phase.

As criteria for awarding blocks in the 2008 Mini Round, the ANH considered proposed additional work commitments, comprised of capital expenditures and an additional production revenue payment after royalties, called the “X Factor.”  We and Petronorte offered to invest US $1.6 million in additional seismic work in the Putumayo 4 Block and to pay ANH a 1% of net production revenues X Factor.

The Definitive Agreements are expected to provide that each of La Cortez and Petronorte will have a fifty percent (50%) working interest in the Putumayo 4 Block, responsible for fifty percent (50%) of the costs incurred under the E&P Contract, and a fifty percent (50%) revenue interest entitling us to fifty percent (50%) of the revenues originated from the Putumayo 4 Block, net of royalty payments to the ANH, except that we will be responsible for paying two-thirds (2/3) of the costs originated from the first 103 kilometers of 2D seismic to be performed in the Block, in accordance with the expected Phase 1 minimum exploration program under the E&P Contract. If a prospective Phase 1 well in a prospect in the Putumayo 4 Block proves productive, Petronorte will reimburse us for its share of these seismic costs paid by us with production from the Putumayo 4 Block.

Provided that we have satisfactorily complied with payment requirements relating to our share of all costs incurred to the date of our request, Petronorte will submit a request to the ANH to assign a 50% interest in the E&P Contract to us and will assist us in obtaining such assignment through reasonable means.

Emerald Farm-In Agreement

On February 6, 2009, La Cortez Energy Colombia, Inc., our wholly owned Cayman Islands operating subsidiary (“La Cortez Colombia”), entered into a farm-in agreement (the “Farm-In Agreement”) with Emerald for a 20% participating interest (the “Participating Interest”) in the Maranta exploration and production (“E&P”) block (“Maranta”) in the Putumayo Basin in Southwest Colombia.

Emerald signed an exploration and production contract (the “E&P Contract”) for the Maranta block with the ANH, Colombia’s hydrocarbon regulatory agency, on September 12, 2006.  La Cortez Colombia expects to execute a joint operating agreement (the “JOA”) with Emerald with respect to the Maranta block once it has met its Phase 2 payment obligations described below (Phase 1 reimbursement payment already made) and the ANH has approved Emerald’s assignment of the Participating Interest (the “Assignment”) to La Cortez Colombia (see below).  Emerald will remain Operator for the block under the JOA and the E&P Contract.

The Maranta block covers an area of 90,459 acres (36,608 hectares) in the foreland of the Putumayo Basin in southwest Colombia. Emerald completed the first phase exploratory program for the Maranta block by acquiring 71 square kilometers of new 2D seismic and reprocessing 40 km of existing 2D seismic, identifying several promising prospects and leads. Emerald has identified the Mirto prospect, namely the Mirto 1 well as the first exploratory well scheduled to spud in the second quarter of 2009 to an approximate depth of 10,800 ft. Furthermore, Emerald has begun civil works, environmental licensing, community relations, and other processes necessary for the development of the block and the Mirto 1 well. The Maranta block is adjacent to Gran Tierra’s Chaza block and close to both the Orito and Santana crude oil receiving stations, allowing transportation by truck directly to either station (depending on going rates and capacity), and consequently tying into the pipeline to Colombia’s Pacific Ocean port at Tumaco.

As consideration for its 20% participating interest, La Cortez Colombia reimbursed Emerald US $0.948 million of its Phase 1 sunk costs.  This amount was paid to Emerald on February 12, 2009.  Additionally, La Cortez Colombia will bear 65% of the Maranta block Phase 2 costs, of which exploratory well drilling costs1 are currently estimated at approximately US $4.875 million, US $2.433 million of which La Cortez Colombia paid to Emerald on February 18, 2009 and US $2.433 million of which La Cortez Colombia will pay to Emerald no later than 12 days after the start of mobilization of the drill rig for an exploratory well to be drilled on the Mirto prospect in the Maranta block.  If Emerald determines that the exploratory well should be completed and La Cortez Colombia agrees with this decision, La Cortez Colombia will pay 65% of the completion costs, that is, La Cortez Colombia will pay an amount currently estimated at approximately US $1.17 million required to complete and test the exploratory well, no later than five days after the decision to complete the well has been made by Emerald.  65% of any additional Phase 2 costs will be paid by La Cortez Colombia as needed, following cash calls by Emerald.  If La Cortez Colombia does not agree with Emerald’s decision to proceed with completion of the exploratory well, its obligations under the Farm-In Agreement will cease and the Farm-In Agreement will terminate.

After the Phase 2 work is completed, La Cortez Colombia will pay 20% of all subsequent costs related to the Maranta block.

Once La Cortez Colombia has completed paying all of its Phase 2 commitments on the Maranta block (its Phase 1 reimbursement commitment was already completed), Emerald will assign and transfer to La Cortez Colombia the Participating Interest in the Maranta block, subject to ANH approval.  If the ANH does not approve the Assignment, Emerald and La Cortez Colombia have agreed that they will use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the Farm-In Agreement and the JOA, that shall privately govern the relations between the Parties and which will not require ANH approval.

Capital Needs

As further discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we will need to obtain additional capital to meet our financial commitments to Emerald and Petronorte, and to continue to execute our business plan, build our operations and become profitable.

1.  These are the costs that will be required to drill the exploratory well to the abandon (“dry hole”) or complete

The Oil and Gas Industry

The oil and gas industry is a complex, multi-discipline sector that varies greatly across geographies. As a heavily regulated industry, operating conditions are subject to political regimes and changing legislation. Governments can either induce or deter investment in exploration and production, depending on legal requirements, fiscal and royalty structures, and regulation. Beyond the political considerations, exploration and production for hydrocarbons is an extremely risky business with countless perils, both endogenous and exogenous to the core business. Exploration and production wells require substantial amounts of investment and are long-term projects, sometimes exceeding twenty to thirty years. Regardless of the efforts spent on an exploration or production prospect, success is difficult to attain. Even though modern equipment including seismic and advanced software has helped geologists find producing sands and map reservoirs, they do not guarantee any particular outcome. Early oil and gas explorers relied on surface indicators to find reservoirs. Drilling is the only method to determine whether a prospect will be productive, and even then many complications can arise during drilling (e.g., those relating to drilling depths, pressure, porosity, weather conditions, permeability of the formation and rock hardness). Typically, there is a significant probability that a particular prospect will turn-up a dry-well, leaving investors with the cost of seismic and a dry well which during current times can total in the millions of dollars. Even if oil is produced from a particular well, there is always the possibility that treatment, at additional cost, may be required to make production commercially viable. Furthermore, most production profiles decline over time, which hinders any cost-benefit analysis. In sum, oil and gas is an industry with high risks and high entry barriers but significant potential for success.

Oil and gas prices determine the commercial feasibility of a project.  Certain projects may become feasible with higher prices or, conversely, may falter with lower prices. Volatility in the pricing of oil, gas, and other commodities has sharpened during the last few years, and particularly in the last year, complicating the practicability of a proper assessment of revenue projections.  Most governments have enforced strict regulations to up-hold the highest standards of environmental awareness, thus, holding companies to the highest degree of responsibility and sensibility vis-a-vis protecting the environment. Aside from such environmental factors, oil and gas drilling is often conducted in populated areas. For a company to be successful in its drilling endeavors, working relationships with local communities are crucial, to promote its business strategies and to avoid any repercussions of disputes that might arise over local business operations.

Global Recession, Volatility and Crude Oil Prices

Aside from operational and regulatory issues that affect E&P companies, every major market has been affected by the global recession during the past year. The energy sector is no exception. West Texas Intermediate (“WTI”) crude prices, the standard oil benchmark for the western hemisphere, have tumbled from a peak of $145 per barrel in July 2008 to a low of $31 in December 2008, before recovering somewhat to around $50 per barrel today. The new price threshold makes many previously economically viable opportunities completely unfeasible.  We are currently re-evaluating opportunities to reflect this new market environment. Furthermore, the volatility in crude oil prices increases the risks involved. We cannot be sure that the projections we use in evaluating investment opportunities will be valid and in effect as conditions in the oil markets rapidly change. We compensate for this uncertainty by increasing the range of values for our assumptions and by working with numerous sensitivities that might be in line with the situation in the marketplace.

One-Year Daily Spot Price of WTI at Cushing (U.S. Dollars per Barrel)*

Twenty-Year Monthly Spot Price of WTI at Cushing (U.S. Dollars per Barrel)*

*     Source: U.S. Energy information Administration

Additionally, under current economic conditions, financing activity in both the equity and debt capital markets, the most common financing vehicles for E&P companies like ours, has virtually disappeared. Companies are struggling to find investors, forcing them, in some instances, to abandon risky ventures and, in other, to sell their companies in distressed sales. Nonetheless, companies that are able to secure financing from existing and financially sound investor bases are in a privileged position to take advantage of the crisis affecting most companies.

Our Business Strategy

We plan to build a successful oil and gas exploration and production company focused in select countries in South America. We will concentrate our efforts initially in Colombia and Peru, where, we believe, good E&P opportunities exist with straightforward oil and gas contracting terms and conditions. At a later stage, we plan to turn to opportunities in other South American countries if we deem the relevant considerations (see list of factors below) to merit our investment. Within the spectrum of the oil and gas business, we plan to focus on a blend between exploration and production of hydrocarbons through a variety of transactions. Our initial plan is to acquire oil and gas production and to start to build a reserves base.

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

•
Phase 2 – Once we have established our business in Colombia and Peru, we will turn our attention to new opportunities in other South American countries. We intend to take advantage of promising opportunities in these additional markets while we consolidate our E&P activities in our Phase 1 countries. In these markets, we intend to search for the following market environments and types of projects:

–	Frontier exploration areas (Joint ventures with up to a 25% ownership participation) where limited competition exists;
–	Acquisitions with significant upside potential;
–	Political stability; and
–	Supportive local oil and gas industry regulatory environments.

The following is a list of some of the factors we take into account when we consider potential investments in any particular country:

•	Stable political regimes:
o	Countries that exhibit a desire to uphold stability and progress in their legislation, striving towards open markets and a global approach to best business practices.
•	Clear fiscal/taxation/royalty terms.
•	Manageable security in and around production and exploration areas and facilities.
•	Openness to foreign direct investment.
•	Good oil and gas E&P prospects:
o
Where despite the presence of large multi-national integrated oil companies, there are open acreage opportunities as well as farm-in, joint venture, and direct block negotiation opportunities, as well producing fields and/or company acquisition possibilities, with some access to local capital.

•	Potential for underexploited hydrocarbon formations with promising upside potential:
o	We are searching for investment opportunities in countries where there are regions with limited seismic coverage within hydrocarbon prospective areas.

La Cortez Energy can engage in any of the following types of transactions to achieve our strategic goals:

●	Exploration and Production (E&P):
	Direct government concessions in blocks with specific exploration and development plans.
●	Technical Evaluation Agreements.
●	Farm-ins and Farm-outs:
	The assumption of or assignment of obligations to fund the cost of exploration and/or drilling and/or development for a participating interest in a particular block.
●	Corporate Transactions:
	Acquisitions of producing fields;
	Acquisitions of exploration acreage;
	Corporate acquisitions; and
	Asset based acquisitions (e.g., blocks and concession rights).
●	Joint Ventures:

Partnering with other established oil and gas companies will allow us to access certain government concession rounds, benefit from technical and market expertise from our potential partners and provide liquidity to our partners.

Role of Our Board of Directors

Our Board of Directors will be an essential component of our successful operation and growth, serving in various support capacities.  Because our Board of Directors is comprised of senior industry executives and experienced capital market professionals, we believe that our directors have the experience and skills necessary to effectively assist our management in the execution of our strategy.  We expect that our Board of Directors will be able to provide an informed view as to the commercial, technical and financial viability of our business prospects.

Through the establishment of relevant committees (Audit and Evaluation and Reserves, to date), the Board of Directors will provide an independent view into all of our operations, providing feedback and guidance on the quality of the projects we may invest in.  Additionally, our Board of Directors will regularly confer with senior management to help us ensure that all relevant and required controls are in place and operating appropriately. Our Board of Directors will serve as a means of confirming the integrity of senior management's estimates with respect to valuations, reserve estimates and other crucial components of our business.

Aside from the functions enumerated above, we believe that our Board of Directors will serve as an integral element of our business development efforts. We expect that our Board of Directors will provide both invaluable insight and access to their business relationships in the region, as well as augment the technical, financial, accounting and other expertise of our management team.

Personnel

An integral part of our business strategy is our focus on continuing to build an experienced leadership team of energy industry veterans with direct exploration and production experience in the region combined with an efficient managerial and administrative staff, to enable us to achieve our strategic and operational goals.  We have hired experienced personnel including technical specialists (e.g., geologists, geophysicists and petroleum and facilities engineers, as required by the scope of our operations), administrators and financial experts and we plan to hire functional specialists in fields such as environment, industrial protection and community relations, to encompass the different areas that are critical to our business. Because the focus of our business is South America, the majority of our staff will be hired locally and will live in the region.  This will provide us with a significant base of relevant oil and gas business experience in the region.

We intend to maintain a highly competitive assembly of experienced and technically proficient employees and motivate them through a positive, team oriented work environment and an incentive stock ownership plan. We believe that employee ownership, which is encouraged through our 2008 Equity Incentive Plan (the “2008 Plan”), is essential for attracting, retaining and motivating qualified personnel.

Governmental Regulation

The oil and gas industry in Colombia and Peru is broadly regulated. Rights and obligations with regard to exploration, development and production activities are explicit for each project; economics are governed by a royalty/tax regime. Various government approvals are required for acquisitions and transfers of exploration and exploitation rights, including, meeting financial, operational, legal and technical qualification criteria.  Oil and gas concessions are typically granted for fixed terms with opportunity for extension.

Colombia

In Colombia, state owned Ecopetrol S.A. (“Ecopetrol”) was formerly responsible for all activities related to the exploration, production, refining, transportation and marketing of oil for export. Historically, all oil and gas exploration and production was governed by agreements granted to local and foreign operators, under association or “shared risk contracts” with companies and joint ventures which generally provided Ecopetrol with back-in rights that allowed for Ecopetrol to acquire a working interest share in any commercial discovery by paying its share of the costs for that discovery.  Alternatively, exploration and production or certain areas and of those areas relinquished by operators, were operated directly by Ecopetrol.

Effective January 1, 2004, the regulatory regime in Colombia underwent a significant change with the formation of the Agencia Nacional de Hidrocarburos - ANH. The ANH is now exclusively responsible for regulating the Colombian oil industry, including managing all exploration areas not subject to a previously existing association contract and collecting royalty payments on behalf of the Colombian government. The former state oil company, Ecopetrol, maintains title to agreements executed before January 1, 2004 and its own operated exploration, production, refining and transportation activities across the country.  It also continues to internationally market its oil related products and has become a direct competitor of private operators in E&P projects.

Ecopetrol is a Mixed Economy Company (private and public equity), established as a stock corporation, with a commercial orientation.

In conjunction with this change, the ANH developed a new exploration risk contract that took effect during the first quarter of 2005. This exploration and production contract has significantly changed the way the industry views Colombia. In place of the earlier association contracts in which Ecopetrol had a direct co-management of the contract together with the associate and an immediate back-in to production, the new ANH agreement provides full risk/reward benefits for the contractor. Under the terms of the contract, the E&P operator retains the rights to all reserves, production and income from any new exploration block, subject to an existing royalty (variable royalty from 8% to 25% depending upon daily production rates) and an additional royalty for the ANH, payable beginning when total production reaches 5 MBBLS.

E&P companies have to comply with certain minimum requirements (legal, operational, financial, and technical) to become eligible to be granted an ANH Exploration and Production contract. Companies can also apply for Technical Evaluation Agreements (TEA).  Domiciled and non domiciled oil companies may participate in the various bidding rounds for E&P contracts on and offshore in Colombia. In a bidding round, the companies that offer greater investment programs in the initial exploration phase (Phase 1) and, in some cases, that provide ANH with a higher participation in production will be the ones to be awarded E&P contracts.

Colombia, in the last few years has become very attractive to foreign oil, gas and mining investors as a result of political and regulation stability, perceived good contract terms and conditions and improved security. It is, therefore, a competitive environment for us, with good business opportunities available.

Peru

The hydrocarbon industry in Peru is regulated by the Organic Hydrocarbons Law # 26221 (the “Hydrocarbon Law”) dated August 20th, 1993, modified by Law 27391 of 2000.  The Hydrocarbon Law serves as the basis for regulation although other laws exist for specific components of the hydrocarbon industry (e.g., transportation and refining).  In general, under the Hydrocarbon Law, concessions are open to any person or institution that establishes a domicile in Lima with a Peruvian chief executive officer and that meets certain financial and technical criteria. Concessions are tailored in Peru to promote responsible E&P activities.

Hydrocarbons in Peru are regulated by the Ministry of Energy and Mines (“Ministerio de Energía y Minas” or “MEM”) through the OSINERG (“Organismo Supervisor de la Inversiónen Energía y Minería”), the supervising entity for investment in energy and mines, which handles hydrocarbon investment and financial matters.  More importantly, the industry is regulated through Perupetro S.A., the state-owned company formed in 2000, regulated by private law and owner of the nation’s hydrocarbons, whose purpose is to promote investment in E&P projects, negotiate, administer and supervise most aspects of granted concessions, grant and oversee Technical Evaluation Agreements, and maintain a central database for all oil and gas technical and production figures. Concession holders must keep Perupetro S.A. informed of every material aspect of their operations. The Ministry of Energy and Mines is responsible for the legislative component pertaining to the hydrocarbon industry in Peru. The hydrocarbon industry in Peru is heavily regulated in part because all hydrocarbon reserves are owned by the national government. As a result of this regulatory environment, numerous reports, technical evaluations, work programs, work updates, time-lines, and other requirements are mandatory and must be prepared on a frequent basis. Violations of the regulations may result in fines, contract terminations and/or other legal actions.

Petroperu formed in 1969, is a state-owed company under private law originally engaged in the operation and maintenance of oil facilities.  Presently, Petroperu engages in transportation of fuels and other petroleum derived products, refinery, distribution and trading.

Exploration contracts in Peru have a term of up to seven (7) years and production contracts have thirty (30) year terms, with the possibility for extension. Royalties in Peru are calculated based on a sliding scale related to daily production. In general, for a daily production equal to or less than 5,000 barrels of petroleum per day (“BOPD”), a 5% royalty applies while production above 100,000 BOPD requires an up to 25% capped royalty.  Peru produced an average of 113,869 BOPD in 2007. (Source: Peruvian Ministry of Energy and Mines Production Yearbook 2007.)

See “Risk Factors” for information regarding the regulatory risks that we face.

Environmental Regulation – Community Relations

Our activities will be subject to existing laws and regulations governing environmental quality and pollution control in the foreign countries where we expect to maintain operations. Our activities with respect to exploration, drilling and production from wells, facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing crude oil and other products, will be subject to stringent environmental regulation by regional, provincial and federal authorities in Colombia and Peru. Such regulations, for example, relate to environmental impact studies, permissible levels of air and water emissions, control of hazardous wastes, construction of facilities, recycling requirements and reclamation standards. Risks are inherent in oil and gas exploration, development and production operations, and we can give no assurance that significant costs and liabilities will not be incurred in connection with environmental compliance issues. There can be no assurance that all licenses and permits which we may require to carry out exploration and production activities will be obtainable on reasonable terms or on a timely basis, or that such laws and regulations would not have an adverse effect on any project that we may wish to undertake.

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

Competition

The oil and gas industry is highly competitive. We face competition from both local and international companies in matters such as acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources that exceed ours, and we believe that these companies have a competitive advantage in these areas. Others are smaller, and we believe our technical and managerial capabilities give us a competitive advantage over those companies.

Research and Development

We have not spent any amounts on research and development activities during either of the last two fiscal years.

Employees

We currently have eight full time employees, all of whom, including our Chief Executive Officer, Andres Gutierrez, our Exploration Manager, Mr. Carlos Lombo, and our Production and Operations Manager, William Giron, are based in our executive offices in Bogota, Colombia.

Glossary of Oil and Gas Terms

The following are definitions of some of the oil and gas industry terms used in this annual report on Form 10-K.

2D seismic data:  (two-dimensional seismic data) Geophysical data that depicts the subsurface strata in two dimensions. A vertical section of seismic data consisting of numerous adjacent traces acquired sequentially.

ANH:  National Hydrocarbon Agency of Colombia (Agencia Nacional de Hidrocarburos)

API gravity scale:  a gravity scale devised by the American Petroleum Institute.

association contract:  Prior to 2003, the type of contract in association with Ecopetrol in Colombia, regulating the exploration, production and development of hydrocarbons. Association contracts give Ecopetrol the right to back-in into any block. After 2003 with the creation of the ANH, Colombia adopted an international E&P (exploration and production) contract.

basin: A depression of the earth's surface into which sediments are deposited, usually characterized by sediment accumulation over a long interval; a broad area of the earth beneath which layers of rock are inclined, usually from the sides toward the center.

 block:  Subdivision of an area for the purpose of licensing to a company or companies for exploration/production rights.

BOPD:  Abbreviation for barrels of oil per day, a common unit of measurement for volume of crude oil. The volume of a barrel is equivalent to 42 US gallons.

completion:  The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

 concession:  Usually used in foreign operations and refers to a large block of acreage granted to the operator by the host government for a certain time and under certain government conditions which allows the operator to conduct exploratory and/or development operations. The Concession Agreement assures the holder of certain rights under the law.

crude oil: A general term for unrefined petroleum or liquid petroleum.

dry hole:  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.

E&P:  Exploration and production.

Ecopetrol:  The Colombian state-controlled oil company.

exploration:  The initial phase in petroleum operations that includes generation of a prospect or play or both, and drilling of an exploration well.  Appraisal, development and production phases follow successful exploration.

exploratory well:  A well drilled to find and produce oil and gas reserves that is not a development well.

field:  An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

formation:  An identifiable layer of rocks named after the geographical location of its first discovery and dominant rock type.

hydrocarbon:  A naturally occurring organic compound comprising hydrogen and carbon. Hydrocarbons can be as simple as methane [CH4], but many are highly complex molecules, and can occur as gases, liquids or solids. The molecules can have the shape of chains, branching chains, rings or other structures. Petroleum is a complex mixture of hydrocarbons. The most common hydrocarbons are natural gas, oil and coal.

lead:  a possible prospect.

operator:  The individual or company responsible for the exploration and/or exploitation and/or production of an oil or gas well or lease.

participation interest:  The proportion of exploration and production costs each party will bear and the proportion of production each party will receive, as set out in an operating agreement.

Perupetro: The Peruvian hydrocarbon agency.

play:  An area in which hydrocarbon accumulations or prospects of a given type occur.

production:  The phase that occurs after successful exploration and development and during which hydrocarbons are drained from an oil or gas field.

prospect:  A specific geographic area, which based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

reservoir:  A subsurface, porous, permeable rock formation in which oil and gas are found.

royalty:  A percentage share of production, or the value derived from production, paid, in cash or kind, from a producing well.

seismic:  Pertaining to waves of elastic energy, such as that transmitted by P-waves and S-waves, in the frequency range of approximately 1 to 100 Hz. Seismic energy is studied by scientists to interpret the composition, fluid content, extent and geometry of rocks in the subsurface. "Seismic," used as an adjective, is preferable to "seismics," although "seismics" is used commonly as a noun.

spud, to:  To commence drilling operations.

sunk costs:  Costs that cannot be recovered once they have been incurred.

West Texas Intermediate (“WTI”):  Light, sweet crude oil with high API gravity and low sulfur content used as the benchmark for U.S. crude oil refining and trading.  WTI is deliverable at Cushing, Oklahoma to fill NYMEX futures contracts for light, sweet crude oil.

working interest:  The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to receive a share of production.

X factor: The payment to the ANH of a percentage of net production revenues over and above the standard royalties.

ITEM 1A.	RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We are a Development Stage Company With No Operating History for You to Evaluate Our Business. We May Never Attain Profitability.

We are a development stage company and have not yet begun any oil or natural gas operations. We have been a shell company with no operating history and no assets other than cash and we have just recently begun to redirect our business focus towards the oil and gas industry in South America.  We do not have a full management team in place and we are still building our Board of Directors.  As an early stage oil and gas exploration and development company with no operating history, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry and to that industry in South America, in particular. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

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

We May Be Unable to Obtain Development Rights That We Need to Build Our Business, and Our Financial Condition and Results of Operations May Deteriorate.

Our business plan focuses on international exploration and production opportunities in South America, initially in Colombia and Peru. Thus far, we have not acquired any properties for exploration and development in Colombia and have signed only two preliminary participation agreements which are in the process of becoming operational. In the event that we do not succeed in negotiating property acquisitions, our future prospects will likely be substantially limited, and our financial condition and results of operations may deteriorate.

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

Our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds. This statement could have a negative impact on our ability to obtain additional capital.

Once the Definitive Agreements are signed with Petronorte, we expect to require approximately US $2.3 million for Phase 1 seismic reprocessing and acquisition activities in the Putumayo 4 Block during the remainder of 2009.  Regarding our commitments to Emerald, we have already made payments to Emerald of US $0.948 million and US $2.433 million and we are required to make an additional Phase 2 payment to Emerald in the amount of approximately US $2.433 within 12 days of the start of mobilization of the drill rig for the Maranta exploratory well, which we expect to be some time before the end of the second quarter of 2009.  We will need an additional US $1.17 million for exploratory well completion costs shortly thereafter.  We do not, at present, have the funds to make these additional payments to Emerald or the payments to Petronorte.  If we are not able to raise the required funds for these expenditures, we will not be able to meet our funding commitments to Emerald and Petronorte and, as a result, we may lose a portion of our interest in the Emerald project and our entire interest in the Petronorte project and all previously invested capital.

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

We will require such additional capital in the near term and we plan to pursue sources of such capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do succeed in raising additional capital, the capital received may not be sufficient to fund our operations going forward without obtaining further, additional capital financing. Furthermore, future financings are likely to be dilutive to our stockholders, as we will most likely issue additional shares of our Common Stock or other equity to investors in future financing transactions. In addition, debt and other mezzanine financing may involve a pledge of assets and may be senior to interests of equity holders.

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

We May Be Unable to Meet Our Capital Requirements in the Future, Causing Us to Curtail Future Growth Plans or Cut Back Existing Operations.

We will need additional capital in the future, which may not be available to us on reasonable terms or at all. The raising of additional capital may dilute our stockholders’ interests. We will need to raise additional funds through public or private debt or equity financings in order to meet various objectives including but not limited to:

•	compliance with the funding obligations of our existing contractual commitments;

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	responding to competitive pressures;

•	complying with licensing, registration and other requirements; and

•	maintaining compliance with applicable laws.

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

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting the business of La Cortez Energy. We are in the process of building our management team which currently consists of Andres Gutierrez, our President and Chief Executive Officer, Nadine C. Smith, our Chairman, Vice President, Interim Chief Financial Officer and Interim Treasurer, Carlos Lombo, our Exploration Manager, and William Giron, our Production and Operations Manager, as well as an accountant, one business development analyst and an administrative assistant. We need to hire a Chief Financial Officer.  The loss of any of these individuals or our inability to hire a professional Chief Financial Officer or attract suitably qualified staff could materially adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retaining staff who are willing to work in that jurisdiction. We do not currently carry life insurance for our key employees.

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

Nadine C. Smith is currently serving as our interim Chief Financial Officer.  Although Ms. Smith has experience as a private company chief financial officer and qualifies as an “audit committee financial expert”, she needs to dedicate a considerable portion of her time and energy to her functions as Chairman of our Board of Directors.  We intend to hire a new Chief Financial Officer as soon as possible but if we are not able to do so, the Company may not be able to comply with ongoing regulatory internal financial control and reporting requirements.  Additionally, without an experienced public company Chief Financial Officer, the Company may not be able to adequately manage its finance function with respect to capital management, cost control and cash flow and as a result, its financial performance may suffer.

Our Management Team Does Not Have Extensive Experience in U.S. Public Company Matters, Which Could Impair Our Ability to Comply With U.S. Legal and Regulatory Requirements.

Although our management team has senior management experience with companies based in Colombia, which were subsidiaries of large, foreign public reporting E&P entities, it has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements in the U.S., such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

Any Change To Government Regulation/Administrative Practices May Have A Negative Impact On The Ability To Operate And Profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Colombia or Peru or any other jurisdiction where we might conduct our business activities, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably.

We May Not Be Able To Repatriate Our Earnings.

We will be conducting all of our operations in South America through branches or subsidiaries of one or more wholly owned, offshore subsidiary that we will establish for this purpose.  Therefore, we will be dependent on the cash flows of our South American branches (or subsidiaries, as the case may be) and our offshore subsidiaries to meet our obligations.  Our ability to receive such cash flows may be constrained by taxation levels in the jurisdictions where our branches (or subsidiaries) operate and by the introduction of exchange controls and/or repatriation restrictions in the jurisdictions where we intend to operate.  Currently there are no such restrictions in Colombia on local earnings or foreign entities but we cannot assure you that exchange or repatriation restrictions will not be imposed in the future.

RISKS RELATED TO OUR INDUSTRY AND REGIONAL FOCUS

Current Volatile Market Conditions and Significant Fluctuations, Generally Downward, In Energy Prices May Continue Indefinitely, Negatively Affecting our Business Prospects and Viability.

Commodities and capital markets have been under great stress and volatility during the past few months in part due to the credit crisis affecting lenders and borrowers on a worldwide basis. As a result of this crisis, crude oil prices have tumbled from a peak of $145 per barrel in July 2008 to a low of $31 in December 2008, before recovering somewhat to around $50 per barrel today, causing companies to re-think existing strategies and new business ventures. We are vigilant of the situation unfolding and are adjusting our strategy to reflect these new market conditions. Nonetheless, we will not be immune to lower commodities prices and significantly more restrictive credit market conditions.  Our ability to enter into exploration and production projects may be compromised, and in a continuing environment of lower crude oil and natural gas prices, our future results of operations and market value could be affected negatively.

Difficult Conditions in the Global Capital Markets may significantly affect Our and Our Strategic Partners’ Ability to Raise Additional Capital and Begin Operations.

The ongoing worldwide financial and credit crisis may continue indefinitely.  Because of severely reduced market liquidity, we may not be able to raise additional capital when we need it.  Because the future of our business will depend on the completion of one or more investment transactions for which, most likely, we will need additional capital, we may not be able to complete such transactions or acquire revenue producing assets.  As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely. Our strategic partners may not be able to raise required capital either.  If this happens our participation interests could be damaged and our business would suffer.

Our Exploration for Oil and Natural Gas Is Risky and May Not Be Commercially Successful, Impairing Our Ability to Generate Revenues from Our Operations.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

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

A Shortage of Drilling Rigs and Other Equipment and Geophysical Service Crews Could Hamper Our Ability to Exploit any oil and gas resources we may Acquire.

Because of the increased oil and gas exploration activities in South America and in Colombia in particular, competition for available drilling rigs and related services and equipment has increased significantly and these rigs and related items have become substantially more expensive and harder to obtain.  If we do acquire properties and related rights to drill wells, we may not be able to procure the necessary drill rigs and related services and equipment, or the cost of such items may be prohibitive.  Our ability to comply with future license obligations or otherwise generate revenues from the production of operating oil and gas wells could be hampered as a result of this and our business could suffer.  Additionally, a shortage of crews available to shot and process seismic could cause us to breach our obligations to Petronorte with respect to the Putumayo 4 Block.

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

Decommissioning Costs Are Unknown and May be Substantial; Unplanned Costs Could Divert Resources from Other Projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we may use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have not yet established a cash reserve account for these potential costs because currently we do not own any properties or facilities.  We may establish such an account, however, for properties in which we have a participation interest. If decommissioning is required before economic depletion of our future properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for West Texas Intermediate oil in 1999 was $22 per barrel. In 2002 it was $27 per barrel. In 2005, it was $57 per barrel, in June 2008, it was $133 per barrel, and in January 2009, it was $41 per barrel. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Although during 2008 market prices for oil and natural gas have risen to record levels, these prices may not remain at current levels. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

Managing Local Community Relations Where We and our Partners Operate Could be Problematic.

We or our operating partners may be required to present our operational plans to local communities or indigenous populations living in the area of a proposed project before project activities can be initiated. Additionally, working with local communities will be an essential part of our work program for the development of any of our E&P projects in the region.  If we or our partners fail to manage any of these community relationships appropriately, our operations could be delayed or interrupted and we or our partners could lose rights to operate in these areas, resulting in a negative impact on our business, our reputation and, possibly, our share price.

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

Our Business Will Suffer if We or Our Strategic Partners Cannot Obtain or Maintain Necessary Licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension to any of these licenses or permits could hamper our ability to produce revenues from our operations.  In some cases, including in our relationships with Petronorte and Emerald, our strategic partners will be responsible for acquiring and maintaining licenses and permits.  If these partners are unable to fulfill this role successfully, our ability to generate revenues from such relationships will be impacted negatively.

The ANH May Not Approve Emerald’s Assignment of Rights to Our Colombia Operating Subsidiary Under the Farm-In Agreement and, as a Result, Our Operating Subsidiary May Not Be Able to Legally Protect its Rights Under the Farm-In Agreement.

Once La Cortez Colombia has completed paying all of its Phase 2 commitments on the Maranta block (its Phase 1 reimbursement payment was already made), Emerald will assign and transfer to La Cortez Colombia the Participating Interest in the Maranta block, subject to ANH approval.  If the ANH does not approve the Assignment, Emerald and La Cortez Colombia have agreed that they will use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the Farm-In Agreement and the JOA, that shall privately govern the relations between the Parties and which will not require ANH approval.  If Emerald and La Cortez Colombia are not able to do this, La Cortez Colombia may not be able to legally protect or enforce its rights under the Farm-In Agreement, resulting, possibly, in capital and income losses to us.

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

RISKS RELATED TO OUR SECURITIES

There Is Not Now, And There May Not Ever Be, An Active Market For The Company’s Common Stock.

There currently is a limited public market for our Common Stock.  Further, although our Common Stock is currently quoted on the OTC Bulletin Board (the “OTCBB”), trading of our Common Stock may be extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time.  There can be no assurance that a more active market for the our Common Stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

We Cannot Assure You That The Common Stock Will Become Liquid Or That It Will Be Listed On A Securities Exchange.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq National Market, we expect our Common Stock to remain eligible for quotation on the OTCBB, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of the Common Stock.  This would also make it more difficult for us to raise capital.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approves a person’s account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and
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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

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

The Price Of Our Common Stock May Become Volatile, Which Could Lead To Losses By Investors And Costly Securities Litigation.

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

We Do Not Anticipate Dividends To Be Paid On Our Common Stock, And Investors May Lose The Entire Amount Of Their Investment.

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

You May Experience Dilution Of Your Ownership Interests Because Of The Future Issuance Of Additional Shares Of The Common Stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of Common Stock offered hereby.  We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by the our  Board of Directors.  As of December 31, 2008, there were 18,935,244 shares of our Common Stock and no shares of our preferred stock outstanding, and as of November 7, 2008, 4,000,000 shares of our Common Stock reserved for issuance under our 2008 Plan2.  These numbers do not include shares of our Common Stock issuable upon the exercise of outstanding warrants.  We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes.  The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock.  There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the Common Stock is currently traded on the OTCBB.

2.
The 2008 Plan, originally adopted and approved by our Board of Directors and majority stockholders on February 7, 2008 to enable grants to issue up to 2,000,000 shares of our Common Stock, was amended and restated by approval of our Board of Directors on November 7, 2008 to, among other things, increase the number of shares that may be issued under the 2008 Plan to 4,000,000.  Our stockholders have not yet approved this increase.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Executive Offices

Our executive offices are located at Calle 67 #7-35, Oficina 409, Bogota, Colombia.  At this location we rent approximately 3,000 square feet of office space under a three year lease.  We do not rent or own any other property.

Description of Properties

Source: La Cortez Energy, Inc.

The Putumayo 4 Block

On December 22, 2008, we entered into the MOU with Petronorte that entitles us to a 50% net working interest in the Putumayo 4 Block.  We expect to execute the Definitive Agreements with Petronorte relating to the Putumayo 4 Block within the next few months. Petronorte was the successful bidder in the Colombia Mini Round 2008 on the Putumayo 4 Block and signed an exploration and production contract with the ANH in February 2009.

The Block covers an area of 126,845 acres (51,333 hectares) located in the Putumayo Basin in southern Colombia and has over 400 Km of pre-existing 2D seismic through which Petronorte has identified promising leads.

Source: La Cortez Energy, Inc.

There are four existing wells in the Putumayo 4 Block that date back to the 1970’s. Even though information is scarce, these wells intended to reach the Caballos formation and in doing so, oil shows were recorded from the Villeta formation, our primary objective. Furthermore, neighboring and close fields, including Nancy-Burdine-Maxine, Costayaco and Orito, have been prolific hydrocarbon producers, partially affirming our reserve expectations in the block.

Infrastructure in the Putumayo region has been rapidly improving. Several important discoveries, including one competitor’s discovery in Costayaco, have resulted in an influx of companies into the region, resulting in a reduction in oil services fees and improving security in the area. Specifically, the Putumayo 4 Block is located near the Orito field, run by Ecopetrol, which is a receiving station for a pipeline to the port Tumaco on the Colombian pacific. Transportation of potential crude production from the Putumayo 4 Block could be trucked easily to Orito through the paved roads in the area.

The Maranta Block

Source: emerald Energy Plc., La Cortez Energy, Inc.

On February 6, 2009, La Cortez Energy Colombia entered into the Farm-In Agreement with Emerald for a 20% Participating Interest in the Maranta E&P block in the Putumayo Basin in Southwest Colombia.  The Maranta block covers an area of 90,459 acres (36,608 hectares) in the foreland of the Putumayo Basin.

Emerald was awarded the Maranta block E&P Contract by the ANH on September 12, 2006.  The E&P Contract granted Emerald a 100% working interest in the block for an exploration period of up to six years with an initial production period of up to 24 years.

The first phase of the Emerald’s exploration period lasted 18 months with a minimum work program that was comprised of the acquisition of 30 square kilometers of new 2D seismic data and the re-processing of 40 square kilometers of existing 2D seismic data.  Emerald extended its work program and shot an additional 41 square kilometers of 2D seismic to better map out the geological structures in the block.

The Maranta block is adjacent to nearby producing oil fields and close to recent discoveries that have tested oil up to 7,000 barrels per day. Emerald identified a number of prospects and leads at an estimate depth of some 11,000 ft from the existing seismic data, each with an unrisked prospective resource potential estimated to be between 5 and 15 million barrels.  The Umbria #1 well was drilled in the Maranta block in 1967 and encountered oil in the Villeta formation.  There may also be potential to re-enter this well to further test the formation productivity3.

3.  Source:  Emerald Energy Plc

A 2D seismic program was acquired by Emerald in 2007 with the aim of maturing the identified prospects and leads to a drill-ready status. In March 2008, Emerald elected to enter the second phase of the exploration period, with a duration of 12 months and a minimum work program comprising the drilling of 1 well, planned to commence by the second quarter of 2009.

ITEM 3.	LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party or to which any of our Properties is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the OTC Bulletin Board under the symbol “LCTZ.OB”.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High (1)		Low (1)

Fiscal Year Ended December 31, 2007:
First Quarter(2)	$0.02		$0.02
Second Quarter	0.05		0.02
Third Quarter	0.06		0.05
Fourth Quarter	0.06		0.06

Fiscal Year Ending December 31, 2008
First Quarter	$2.00		$0.06
Second Quarter	2.50	(3)	2.00
Third Quarter	2.90	(3)	1.01
Fourth Quarter	1.50	(3)	1.01

(1)	All quotations give retroactive effect to the Stock Split which was effected on February 27, 2008.
(2)	From January 11, 2007, the first available date during this quarter. Although our Common Stock was quoted on the OTCBB since January 11, 2007, the first trade did not take place until April 11, 2008.
(3)
During this period, our Common Stock traded on the OTCBB above this closing bid price. Our Common Stock is thinly traded and, thus, pricing of our Common Stock on the OTCBB does not necessarily represent its fair market value.

Holders

As of March 26, 2009, we had 18,935,244 shares of our Common Stock issued and outstanding held by 20 shareholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

We adopted our 2008 Plan on February 7, 2008 and amended and restated the 2008 Plan as of November 7, 2008. The 2008 Plan was approved by our Board and a majority of the outstanding shares of our Common Stock4 and allows for awards of up to an aggregate of 4,000,000 shares of our Common Stock, subject to adjustment under certain circumstances. If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of the date hereof, we have granted option awards under the 2008 Plan exercisable for a net aggregate of 2,175,000 shares of our Common Stock. We have not maintained any other equity compensation plans since our inception.

Dividends

We have never declared any cash dividends with respect to our Common Stock.  Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our Common Stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal year Ended December 31, 2008 compared to 2007

We are still in our development stage and have generated no revenues to date.

4.	Although the Board approved the increase in the number of shares of Common Stock issuable under the 2008 Plan from 2,000,000 to 4,000,000, this increase has not yet been approved by our stockholders.

General and Administrative Expenses

We incurred total expenses of $2,649,312 for the twelve month period ended December 31, 2008 compared to $28,836 for the twelve month period ended December 31, 2007. Our payroll expenses increased to $505,783 for the twelve month period ended December 31, 2008 from zero for the twelve month period ended December 31, 2007; stock-based compensation increased to $1,246,153 for the twelve month period ended December 31, 2008 from zero for the twelve month period ended December 31, 2007; professional fees increased to $441,683 for the twelve month period ended December 31, 2008 from $19,695 for the twelve month period ended December 31, 2007; travel expenses increased to $168,812 for the twelve month period ended December 31, 2008 from zero for the twelve month period ended December 31, 2007; rent expense increased to $56,012 for the twelve month period ended December 31, 2008 from $2,400 for the twelve month period ended December 31, 2007; and other expenses increased to $230,869 for the twelve month period ended December 31, 2008 from $6,741 for the twelve month period ended December 31, 2007. The increase in expenses for the twelve month period ended December 31, 2008 is attributable primarily to increased general, administrative and legal expenses incurred in connection with our new business activities in South America and administrative costs related to the Private Placement and the Unit Offering.

Other Income (Expense), Net

Net other income (expense) for the twelve months ended December 31, 2008, was $68,783 compared to no interest income for the twelve months ended December 31, 2007. Interest income in the amount of $69,005 was earned on our cash deposits resulting from our Private Placement and Unit Offering for the twelve months ended December 31, 2008.

Net Losses

Our net loss for the twelve months ended December 31, 2008 was $(2,580,529) compared to $(28,836) for the twelve month period ended December 31, 2007.

 Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2008 was $6,733,381 compared to $1,025 as of December 31, 2007.  This increase was due to the sale of our securities in the Private Placement and in the Unit Offering.

Effective March 14, 2008, we closed the Private Placement. We offered our shares of Common Stock at a price of $1.00 per share and we derived total proceeds of $2,400,000 ($2,314,895 net after expenses) from the sale of 2,400,000 shares of our Common Stock.

Effective September 10, 2008, we closed the Unit Offering. We offered our Units at a price of $1.25 per Unit and we derived total proceeds of $5,981,000 ($5,762,126 net after expenses) from the sale of 4,784,800 Units.

On June 16, 2007, May 17, 2007 and July 28, 2006, our former President and sole director, Maria de la Luz, advanced $10,000, $2,700 and $2,000, respectively, to us for working capital purposes. These advances carried no interest rate and were payable on demand. On June 30, 2008, Ms. de la Luz forgave the total amount of the advances. Accordingly, the Company eliminated the $14,700 payable and treated the debt forgiveness as a capital contribution and recorded the amount as additional paid in capital.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the Private Placement and the Unit Offering.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.

We recently entered into the MOU with Petronorte and the Farm-In Agreement with Emerald.  We expect that our capital commitments to Petronorte will be approximately US $2.3 million in 2009 for Phase 1 seismic reprocessing and acquisition activity costs.  In accordance with the terms of the Emerald Farm-In Agreement, we paid Emerald US $0.948 million on February 12, 2008, as a reimbursement of Emerald’s Phase 1 sunk costs5, and an additional US $ 2.433 million on February 18, 2008, as the first installment on Emerald’s Phase 2 exploratory well costs.  We will be required to pay Emerald an additional US $2.433 million for its Phase 2 costs once the drill rig is mobilized to begin drilling on the Maranta block exploratory well.  We expect that this second Phase 2 payment will be requested by Emerald early in the second quarter of 2009.  We believe that we have sufficient funds only to cover our operational overhead for the next few months, but not sufficient additional funds to make all of the required Emerald and expected Petronorte payments.

We utilize cash of approximately $100,000 per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  Because we will not be the Operator in either of our Petronorte or Emerald projects and assuming no other material changes in our operations, we expect this rate of cash utilization to increase slightly over the next twelve months.

We will need to obtain additional capital in order to meet our working needs and our commitments to Emerald and Petronorte, and to continue to execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private or institutional lenders. Because of recent problems in the credit markets, steep stock market declines, financial institution failures, government bail-outs, the sharp decline in oil and natural gas prices and our status as an early stage company, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds. We believe that we will be able to raise the required funds for operations and to achieve our business plan.

5.
 All costs on this project are calculated in Colombian pesos and paid in US dollars.  Because of changes in exchange rates, our capital commitments in US dollars may be more or less than originally calculated and budgeted.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited consolidated financial statements as of, and for the years ended, December 31, 2008 and 2007, and for the period from June 9, 2006 (inception) through December 31, 2008, are included beginning on page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.[T] CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who joined the Company as principal executive officer in June 2008) and principal financial officer (who joined the Company in February 2008 and became principal financial officer in June 2008), of the effectiveness of our disclosure controls and procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our equity transactions, financial statement disclosures and segregation of duties were material weaknesses.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America. In addition, we engaged independent accounting consultants to assist us with our accounting functions and in performing the additional analyses referred to above.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of December 31, 2008, we did not maintain effective internal controls over financial reporting. Specifically, we had not developed and effectively communicated to our employees our accounting policies and procedures. This had resulted in inconsistent application of such policies and procedures in the Company’s financial statements in 2008. Since these entity level control weaknesses had a pervasive effect across the organization, management concluded that these circumstances constituted a material weakness in our system of financial reporting.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure and the recording of equity transactions. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management concluded that this control deficiency constituted a material weakness.

3.
As of December 31, 2008, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Subsequent to December 31, 2008, management has engaged consultants to assist the Company in ensuring that accounting policies and procedures are consistent across all the organization and that we have adequate control over financial statement disclosures.  In addition, the Company continues to increase its workforce in preparation for leaving the development stage and beginning operations.   We also intend to hire an experienced Chief Financial Officer with and oil and gas industry background.  We believe that these combined actions will remedy the material weaknesses in our current system of internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Change in Shell Company Status

As a result of La Cortez Colombia’s entry into the Farm-In Agreement with Emerald (discussed above), we have ceased to be a shell company as that term is defined in Rule 12b-2 under the Exchange Act.

The following constitutes the current “Form 10 information” pursuant to Rule 144(i) under the Securities Act not otherwise provided under other items of this Annual Report on Form 10-K:

Description of our Securities

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2008, there were 18,935,244 shares of Common Stock issued and outstanding.  The outstanding shares of Common Stock are validly issued, fully paid and non-assessable.

Holders of the Company’s Common Stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of Common Stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of Common Stock voting for the election of directors can elect all of the directors. Holders of the Company’s Common Stock representing a majority of the voting power of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s certificate of incorporation.

Holders of the Company’s Common Stock are entitled to share in all dividends that our Board of Directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share of Common Stock entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the Common Stock. The Company’s Common Stock has no pre-emptive, subscription or conversion rights and there are no redemption provisions applicable to the Company’s Common Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.001 per share, none of which are currently outstanding.

Options

As of December 31, 2008, the Company had issued 2,025,000 nonqualified stock options under the 2008 Plan, at a weighted average fair market value exercise price of $2.22 per share.  The Company granted an additional 200,000 options under the 2008 Plan on January 7, 2009 at an exercise price of $1.50 per share.  For all of these grants, the Board of Directors of the Company set the exercise price of the options at a price equal to or greater than the fair market value of the Common Stock on the date of grant of the options. All options under the 2008 Plan vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term.

Warrants

In connection with the closing of the Unit Offering on September 10, 2008 (the “Closing”), we issued to investors in the Unit Offering 4,784,800 Warrants exercisable for an aggregate of 2,392,400 shares of our Common Stock.  Each of the Warrants is exercisable into one-half of a share of our Common Stock at a price of $2.25 per whole share.  The Warrants expire on September 9, 2014.  The shares of our Common Stock issuable upon exercise of the Warrants carry “piggyback” and contingent “demand” registration rights.  (See below.)

The Warrants are exercisable by cash payment of the exercise price or, if we default in honoring investors’ “piggyback” registration rights (see “Registration Rights” below) at any time or if a “demand” registration statement is not declared effective by the SEC within the required 120 day period (see “registration Rights” below), by “cashless exercise”.  A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the warrants in cash, the holder will forfeit a number of shares underlying the Warrants with a “fair market value” equal to such aggregate exercise price.  The Company will not receive additional proceeds to the extent that Warrants are exercised by cashless exercise.

The exercise price and number of shares of Common Stock issuable on exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.  The Warrants shall also be subject to a weighted average anti-dilution price protection for the five year life of the Warrants.

No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round up to the nearest whole number, the number of shares of Common Stock to be issued to the Warrant holder.

Registration Rights

Investors in the Unit Offering have “piggyback” registration rights for the shares of Common Stock issued in the Unit Offering included in the Units and underlying the Warrants included in the Units.

Additionally, investors the Unit Offering have “demand” registration rights with respect to the shares of Common Stock included in the Units if the Company does not file a registration statement with the SEC in which the investors can exercise their ‘piggyback’ registration rights within six months of the Closing of the Unit Offering.  That is, at any time on or after the date that is six months after the Closing, and only if the Company has not filed a registration statement enabling the investors to exercise their “piggyback” registration rights, one or more of the investors that in the aggregate beneficially own at least 50% of the Shares issued in the Unit Offering may make a demand that the Company effect the registration of all or part of the investors’ Shares (a "Demand Registration").  Investors have the right to one Demand Registration pursuant to these provisions.

We are expected to prepare a Registration Statement following receipt of the required investor demand, to be filed with the SEC and to become effective within two hundred ten (210) days from the receipt of the demand notice, registering for resale all shares of Common Stock issued in the Unit Offering included in the Units of those investors who choose to participate in such Demand Registration.  We shall pay monetary penalties to these investors equal to one and one-quarter percent (1.25%) of the gross proceeds of the Unit Offering for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Unit Offering.  No penalties shall accrue with respect to any shares of Common Stock removed from the registration statement in respect to a comment from the SEC limiting the number of shares of Common Stock which may be included in the registration statement.  The holders of any Common Stock removed from the registration statement as a result of a comment from the SEC shall continue to have “piggyback” registration rights with respect to these shares.

Transfer Agent

The transfer agent for our Common Stock is Continental Stock Transfer & Trust Company. The transfer agent’s address is 17 Battery Place, New York, New York 10004, and its telephone number is (212) 845-3212.

Liability and Indemnification of Directors and Officers

Nevada Revised Statutes (“NRS”) Sections 78.7502 and 78.751 provide us with the power to indemnify any of our directors and officers. The director or officer must have conducted himself/herself in good faith and reasonably believe that his/her conduct was in, or not opposed to our best interests. In a criminal action, the director, officer, employee or agent must not have had reasonable cause to believe his/her conduct was unlawful.

Under NRS Section 78.751, advances for expenses may be made by agreement if the director or officer affirms in writing that he/she believes he/she has met the standards and will personally repay the expenses if it is determined such officer or director did not meet the standards.

The Company’s Bylaws include an indemnification provision under which we have the power to indemnify our directors, officers and former directors and officers (including heirs and personal representatives) against all costs, charges and expenses actually and reasonably incurred, including an amount paid to settle an action or satisfy a judgment to which the director or officer is made a party by reason of being or having been a director or officer of the Company or any of its subsidiaries prior to the Merger.

The Company’s amended and restated Articles of Incorporation provide a limitation of liability such that no director or officer shall be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as director or officer involving any act or omission of any such director or officer, provided there was no intentional misconduct, fraud or a knowing violation of the law, or payment of dividends in violation of NRS Section 78.300.

Our Board of Directors may take such action as it deems necessary to carry out these indemnification provisions, including adopting procedures for determining and enforcing indemnification rights and purchasing insurance policies. Our Board of Directors may also adopt bylaws or resolutions or authorize the entry into contracts implementing indemnification arrangements as may be permitted by law. The Board of Directors has authorized us to enter into indemnification contracts with our officers and directors and we are currently implementing these agreements.  Neither the amendment or repeal of these indemnification provisions, nor the adoption of any provision of our amended and restated certificate of incorporation or bylaws inconsistent with these indemnification provisions, will eliminate or reduce any rights to indemnification relating to their status or any activities prior to such amendment, repeal or adoption.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Non-Reliance on Previously Issued Financial Statements

On April 8, 2009, our audit committee concluded, upon the advice of management, that our previously issued consolidated financial statements for each of the year-to-date periods ended March 31, 2008, June 30, 2008 and September 30, 2008 (the “Restatement Periods”) presented in our Forms 10-Q filed with the Securities and Exchange Commission on May 15, 2008, August 14, 2008 and November 14, 2008, respectively, will require restatement and should no longer be relied on.

We made this determination after management reconsidered the valuation of 1,000,000 shares (restated for 5:1 forward stock split) of our common stock we issued to a consultant on February 7, 2008 at an original valuation of $0.01 per share (post-5:1 forward stock split), in exchange for services.  Upon review and consideration of the requirements of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” regarding the valuation of this stock, management has concluded that the shares issued to the consultant should have been valued at $1.00 per share (post-5:1 forward stock split) based on the $1.00 per share stock price we received in our private placement that closed on March 14, 2008.  The Company’s financial statements for the Restatement Periods will be restated to recognize additional non-cash expense in the amount of $990,000 in each of the Restatement Periods.

Our audit committee has discussed the matters disclosed above with our independent registered public accounting firm, BDO Seidman, LLP.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

Andres Gutierrez Rivera	50	President, Chief Executive Officer and Director	June 1, 2008

Nadine C. Smith	51	Director and Chairman of the Board, Vice President and Interim Chief Financial Officer	February 7, 2008

Jaime Ruiz Llano	53	Director	July 1, 2008

Jaime Gaona	69	Director	July 23, 2008

Richard G. Stevens	61	Director	July 23, 2008

Jose Fernando Montoya Carrillo	55	Director	October 15, 2008

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors.

Biographical resumes of each officer and director of the Company are set forth below.

Andres Gutierrez Rivera was appointed our President and Chief Executive Officer on June 1, 2008.  Mr. Gutierrez was most recently (from January 2007 to June 2008) the senior executive of Lewis Energy Colombia Inc.  In this role he was responsible for all aspects of Lewis Energy’s operational management and its business development initiatives in Colombia.  Prior to joining Lewis Energy, Mr. Gutierrez was briefly a consultant with Upside Energy & Mining Services, in charge of the execution of various consulting projects related to the oil and gas divisions of several multinational companies.

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

Mr. Gutierrez obtained a bachelor degree in Civil Engineering from the Escuela Colombia de Ingenieria in 1982 in Bogota, Colombia and a MSCE from Georgia Institute of Technology in march 1985 in Atlanta, Georgia.

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

Jaime Ruiz Llano became our director on July 1, 2008.  Mr. Ruiz has been involved in government affairs in Colombia for the past 20 years.  Mr. Ruiz has held various high level government positions throughout his career.  In 1991, Mr. Ruiz was elected as a Senator in the Colombian Congress. He served in that capacity until 1994.  From 1998 to 1999, Mr. Ruiz held the position of Director for the Colombian National Planning Department, the government entity controlling the national budgeting and government planning strategies; in 1999 he served as Special Presidential Advisor for Government Affairs to the President of Colombia.

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

Since 2006, Mr. Stevens has been a director of Chordiant Software, Inc. and currently is their lead independent director.  Mr. Stevens previously served as Chairman of the Audit Committee of Verity, Inc., a software firm based in Sunnyvale, CA and at Pain Therapeutics, Inc., a bioscience company in South San Francisco.

Mr. Stevens holds a Bachelor of Science Degree with honors from the University of San Francisco, and is a licensed Certified Public Accountant in the States of California and New York, and a Certified Fraud Examiner.

Jose Fernando Montoya Carrillo began his career in the oil and gas industry 27 years ago at Shell and held various management positions over 19 years with the company and its Latin American subsidiaries. During this time, Mr. Montoya's positions included Corporate Planning and Business Development Manager, Operations Manager, Oil Marketing Director and General Manager of Shell Downstream Paraguay.

In 1997, Mr. Montoya joined Hocol S.A. (a Colombian company previously owned by Shell) where he held various executive management positions, including Business Development Manager, Chief Financial Officer, Chief Operating Officer, President and Chief Executive Officer until September 2007. Mr. Montoya continued to be a board member and consultant to the management of Hocol S.A., a subsidiary of the French group Maurel et Prom (M&P) until September 2008. Mr. Montoya is currently a partner-owner of the energy consultant firm Upside - Energy and Marketing Services and a founding partner of The Leadership and Management Center. Both of these companies are located in Bogota, Columbia.

Mr. Montoya holds a Bachelors Degree in Chemistry Engineering from the National University of Colombia.

Non-Executive Senior Management

The following sets forth information regarding certain of our senior managers:

Exploration Manager - Mr. Carlos Lombo:  Carlos Lombo has more than 23 years of oil and gas industry experience. Mr. Lombo was most recently an external geological consultant (from 2003 to 2008) with numerous oil and gas companies and government entities including: Occidental Petroleum Colombia (OXY), Nexen Petroleum, Ecopetrol, ANH, and Solana Resources Ltd amongst many others. As a consultant, Mr. Lombo was responsible for all aspects of seismic interpretation, prospect and geological evaluations, assessment of exploration opportunities and other tasks. Prior to this period, Mr. Lombo was an Exploration Geologist Project Manager with Ecopetrol, the Colombia, state-owned oil and gas company, from 1986 to 2003. Mr. Lombo served over 17 years in this capacity, working extensively throughout every basin of the Colombian topography across numerous exploration projects. Mr. Lombo earned a Bachelor of Arts degree in Mathematics from the District University in Bogotá and a Masters degree in Geology from the National University of Colombia.

Production and Operations Manager – William Giron: Mr. Girón brings over 26 years of oil and gas experience to La Cortez. Most recently, from 2007 to date, Mr. Girón was the Production Manager for Hocol’s Magdalena Valley assets where he was responsible for production in excess of 18,000 BOED (Barrels of Oil Equivalent per day), a capital expenditure budget exceeding US $130 million, and relationships with Ecopetrol, the Colombian state-controlled oil company, the Colombian Ministry of Mines, local government officials and third parties private partners. Mr. Girón also performed in other capacities at Hocol as field asset manager for the heavy crude oil of La Hocha field, as a reservoir engineer and a field development manager.

Prior to joining Hocol, Mr. Girón was employed by Texas Petroleum Company (Texaco) from 1982 to 1995. He was an independent consultant from 1996 to 1997. At Texaco, Mr. Girón held various posts as a production and reservoir engineer and as an assistant superintendent. He was involved in activities including budgeting and planning, reservoir management, production enhancement and pipeline operations management. Mr. Girón has a B.S. in Petroleum Engineering from the Universidad de America in Bogotá.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  Nevertheless, our Board of Directors has determined that four of our six directors, Messrs. Ruiz Llano, Navas Gaona, Stevens and Montoya Carrillo, including all of our audit committee members (see below), are “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market.

Board Committees

Our Board currently maintains a standing audit committee and an evaluation and reserves committee.

Audit Committee

Our Board of Directors, by unanimous consent, established an audit committee (the “Audit Committee”) in October 2008.  The initial members of this committee are Messrs. Montoya, Ruiz and Stevens.  Our Board of Directors has determined that Mr. Stevens is an “audit committee financial expert”, as defined in Item 407 of Regulation S-K, and is the Chairman of the Audit Committee.  Although the Audit Committee has not yet adopted a formal charter, the Board resolution establishing the Audit Committee authorized the Audit Committee to operate with the customary responsibilities and authority typically granted to a public company audit committee.  During the fiscal year ended December 31, 2008, the Audit Committee held two meetings, both of which were telephonic. All of the Audit Committee members attended both of the Audit Committee meetings held during the fiscal year ended December 31, 2008.

Evaluation and Reserves Committee

In October 2008, Our Board, by unanimous consent, also established an evaluation and reserves committee.  The initial members of this committee are Messrs. Gutierrez, Montoya and Navas.  This committee was established to, among other things, fulfill the Board’s oversight responsibilities with respect to evaluating and reporting on our oil and gas reserves and reviewing and approving non-binding proposals, indications of interest, bids, memoranda of understanding and the like with respect to potential business prospects of and investments and acquisitions by us.  The evaluation and reserves committee currently does not operate under a charter although its authority and powers has been enumerated by the Board.

Other Committees

The Company currently has not established an executive committee, a compensation committee or a nominating committee.  We are not a "listed company" under SEC rules and are therefore not required to have a compensation committee or a nominating committee.

Compensation Committee

Our Board of Directors believes that it is not necessary to have a standing compensation committee at this time.  Because of the early stage of our development and our limited operations, the functions of such committee are adequately performed by the Board of Directors.  Currently, the non-management members of our Board of Directors administer and approve all elements of compensation and awards for our executive officers. These independent members of our Board have the responsibility to review and approve the business goals and objectives relevant to each executive officer’s compensation, evaluate individual performance of each executive in light of those goals and objectives, and determine and approve each executive’s compensation based on this evaluation.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our President, c/o La Cortez Energy, Inc. at Calle 67 #7-35, Oficina 409, Bogota, Colombia.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2008 that received annual compensation during the fiscal year ended December 31, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Andres Gutierrez Rivera, Chief Executive Office (2)	2008	145,833	72,915	0	130,969	0	0	0	349,717

Maria de la Luz, Chief	2008	0	0	0	0	0	0	0	0
Executive Officer (2)	2007	6,000	0	0	0	0	0	0	6,000

Nadine C. Smith, Vice President and Interim Chief Financial Officer (3)	2008	0	0	0	22,919	0	0	0	22,919

(1)	Option Awards expense as reported here and in our financial statements has been recorded in accordance with SFAS 123(R), “Share-Based Payment.”
(2)	Effective June 1, 2008, Ms. de la Luz resigned as our President and Chief Executive Officer and Mr. Gutierrez was appointed our President and Chief Executive Officer.
(3)
Ms. Smith was appointed Interim Chief Financial Officer on June 1, 2008.  Ms. Smith receives no compensation in her capacities as Vice President and Interim Chief Financial Officer.  However, for accounting purposes, we imputed compensation of $23,333 for her contributed services for the year ended December 31, 2008.  The Option Awards value reflects option grants made to Ms. Smith in her capacity as director and Chairman.

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2008 Plan. (See “Item 5. Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

We paid Ms. de la Luz a fee of $500 per month for her services to us as officer and director.  We are paying Mr. Gutierrez Rivera for his services to us as President and Chief Executive Officer according to his employment agreement with us.  We have no other contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above, other that our Board approved director compensation plan which includes the reimbursement to all directors of reasonable out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by the Company's Named Executive Officers at December 31, 2008.

Option Awards
Name and Principal Position	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Andres Gutierrez Rivera, Chief Executive Officer (1)	-	-	1,000,000	$2.20	July 1, 2018

Maria de la Luz, Chief Executive Officer (1)	-	-	-	N/A	N/A

Nadine Smith, Vice President and Interim Chief Financial Officer (2)	-	-	175,000	$2.20	July 1, 2018

(1)	Effective June 1, 2008, Ms. de la Luz resigned as our President and Chief Executive Officer and Mr. Gutierrez was appointed our President and Chief Executive Officer.

(2)
Ms. Smith was appointed Interim Chief Financial Officer on June 1, 2008.  Ms. Smith receives no compensation in her capacities as Vice President and Interim Chief Financial Officer.  The Option Awards value reflects option grants made to Ms. Smith in her capacity as director and Chairman.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	2,000,000	$2.23	-

Equity compensation plans not approved by security holders	25,000	$1.71	1,975,000

Total	2,025,000	$2.22	1,975,000

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

In addition, Mr. Gutierrez is eligible to receive an annual cash bonus of up to fifty percent (50%) of his applicable base salary. Mr. Gutierrez’s annual bonus (if any) shall be in such amount (up to the limit stated above) as the Board may determine in its sole discretion, based upon Mr. Gutierrez’s achievement of certain performance milestones to be established annually by the Board in discussion with Mr. Gutierrez (the “Milestones”). For the first year of employment, in the event the Board and Mr. Gutierrez are unable to agree to Milestones acceptable to both, the amount of Mr. Gutierrez’s bonus shall be determined by the Board on a discretionary basis.  As of December 31, 2008, we had accrued a bonus payable to Mr. Gutierrez in the amount of $72,915.

On July 1, 2008, and in accordance with his employment agreement, we granted Mr. Gutierrez an option to purchase an aggregate of 1,000,000 shares of our Common Stock under our 2008 Equity Incentive Plan. This option vests in three equal annual installments beginning on June 1, 2009 and is exercisable at a price equal to the fair market value our Common Stock on the date of grant, as determined by the Board.

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

The Employment Agreement also provides that Mr. Gutierrez shall not: (i) during his employment and for a period of one (1) year following the termination of his employment, unless such employment is terminated by us for cause or by him for no reason, directly or indirectly engage or invest in, own, manage, operate, finance, control or participate in the ownership, management, operation, financing, or control of, be employed by, associated with, or in any manner connected with, lend any credit to, or render services or advice to, any business, firm, corporation, partnership, association, joint venture or other entity that engages or conducts any business the same as or substantially similar to the business or currently proposed to be engaged in or conducted by the Company and/or any of its affiliates, including its Colombia subsidiary, in South America or included in the future strategic plan of the business of the Company, anywhere within the United States of America or South America; provided, however, that Mr. Gutierrez may own less than 5% of the outstanding shares of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) including those engaged in the oil and gas business, other than any such enterprise with which the Company competes or is currently engaged in a joint venture, if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Exchange Act; (ii) during his employment and for a period of one (1) year following the termination of his employment, solicit any of our current and/or future employees to leave our employ, or solicit or attempt to take away any customers of the Company or any of its affiliates; or (iii) during his employment and thereafter, disclose, directly or indirectly, any confidential information of the Company to any third party, except as may be required by applicable law or court order, in which case the executive must promptly notify the Company so as to allow it to seek a protective order if the Company so elects.

The employment agreement with Mr. Gutierrez including its terms of compensation were negotiated in an arm’s length transaction between Mr. Gutierrez and us and was approved by Ms. Smith our Chairman and sole director at the time of Mr. Gutierrez’s hire.

Compensation of Non-Employee Directors

Our Board of Directors currently consists of four non-employee directors and two executive officers.  We do not provide cash or incentive compensation for the services of executive officers as directors.  Our Board of Directors, on July 23, 2008, approved a compensation package for our non-employee directors6. This compensation package provides for the grant of stock options to purchase 100,000 shares of our Common Stock to each new non-employee director upon his or her appointment or election to the Board of Directors. These options will have an exercise price equal to or greater than the fair market value of the Common Stock on the date of grant of an option award and will fully vest in equal, one-third installments over three years. In addition, each non-employee director will receive annual cash compensation of $12,000.  The chairman of the Audit Committee will also receive additional annual compensation of $15,000 and the chairmen of the Compensation, Reserves and Nominating and Corporate Governance Committees of our Board of Directors will also each receive additional annual cash compensation of $5,000. Each non-employee director will receive $1,000 for attendance at each committee meeting of the Board of Directors, or $500 for telephonic attendance. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

Until we establish a compensation committee, amendments to our director compensation package must be approved by a majority of our independent directors.

6.	On July 23, 2008, our Board of Directors approving our non-director compensation plan consisted of Nadine Smith, Andres Gutierrez, Jaime Ruiz and Richard Stevens.

The following table sets forth information regarding compensation accrued to the Company's non-employee directors at December 31, 2008.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non- equity incentive plan compen- sation ($)	Nonqualified deferred compensation earnings ($)	All other compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jaime Ruiz Llano	$7,000	$-	$13,097	$-	$-	$-	$20,097
Jaime Navas Gaona	$5,267	$-	$11,965	$-	$-	$-	$17,232
Richard G. Stevens	$8,267	$-	$11,965	$-	$-	$-	$20,232
Jose Fernando Montoya Carrillo	$3,533	$-	$3,933	$-	$-	$-	$7,466

(1)	Option awards expense as reported here and in our financial statements has been recorded in accordance with SFAS 123(R), “Share-Based Payment.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 1, 2009 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o La Cortez Energy, Inc., Calle 67 #7-35, Oficina 409, Bogota, Colombia.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class (2)

Nadine C. Smith 1266 1st Street, Suite 4 Sarasota, FL 34236	Common Stock	2,700,000	(3)	14.1%

Andres Gutierrez Rivera	Common Stock	75,000	(4)	* %

Jaime Ruiz Llano	Common Stock	- 0 -	(5)	0.0%

Jaime Navas Gaona	Common Stock	- 0 -	(6)	0.0%

Richard G. Stevens	Common Stock	- 0 -	(6)	0.0%

Jose Fernando Montoya Carrillo	Common Stock	300,000	(7)	1.6%

All directors and executive officers as a group (6 persons)	Common Stock	3,075,000		16.0%

Professional Trading Services SA Gerbergasse 5 CH 8001 Zurich, Switzerland	Common Stock	2,600,000	(8)	13.3%

Asset Protection Fund Ltd.	Common Stock	2,250,000	(9)	11.4%
3076 Sir Francis Drake’s Highway
Road Town, Tortola, BVI

Clarion Finanz AG	Common Stock	1,590,000	(10)	8.3%
Gerbergasse 5
CH 8001 Zurich, Switzerland

VP Bank Bleicherweg 50 CH-8027 Zurich	Common Stock	1,250,000		6.6%

Laffin Ventures Corporation c/o Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY 10022	Common Stock	1,250,000		6.6%

Tangocorp, Inc. 802 Grand Pavilion PO Box 10335 APO West Bay Rd Grand Cayman, Cayman Islands	Common Stock	1,250,000		6.6%

Paramount Strategy Corp. PO BOX 802 West Bay Cayman Islands KYI-1303	Common Stock	1,250,000		6.6%

Adrien Ellul SOHO Square 21 Lyndhurst Terrace Central, Hong Kong Hong Kong SAR	Common Stock	1,250,000		6.6%

Solomon Btesh Via Espana #137 Edificio Ben Betesh Panama City, Panama	Common Stock	1,000,000		5.3%

Hypo-Alpe-Adria Bank Landstrasse 126A FL-9494 Schaan - Liechtenstein	Common Stock	1,000,000		5.3%

Aton Select Fund Ltd. 3076 Sir Francis Drake's Highway Raod Town, Tortola British Virgin Islands	Common Stock	965,000		5.1%

*	Less than 1%.

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 1, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 18,935,244 shares of Common Stock outstanding as of March 1, 2009.

(3)	Includes 200,000 shares of our Common Stock issuable within 60 days upon the exercise of warrants.

(4)
Includes 25,000 shares of our Common Stock issuable within 60 days upon the exercise of warrants.  Does not include 1,000,000 shares of our Common Stock issuable upon the exercise of options granted under the 2008 Plan, which vest in three equal annual installments beginning on July 1, 2009.

(5)	Does not include 100,000 shares of our Common Stock issuable upon the exercise of options granted under the 2008 Plan, which vest in three equal annual installments beginning on July 1, 2009.

(6)	Does not include 100,000 shares of our Common Stock issuable upon the exercise of options granted under the 2008 Plan, which vest in three equal annual installments beginning on July 23, 2009.

(7)
Includes 200,000 shares of our Common Stock held by Jade & Adamo Associates (“JAA”) and 100,000 shares of our Common Stock issuable within 60 days upon the exercise of warrants held by JAA.  Mr. Montoya owns sixty-five percent (65%) of JAA and disclaims beneficial ownership of thirty-five percent (35%) of the Common Stock held by and issuable to JAA.  Does not include 100,000 shares of our Common Stock issuable upon the exercise of options granted under the 2008 Plan, which vest in three equal annual installments beginning on November 7, 2009.

(8)	Includes 650,000 shares of our Common Stock issuable within 60 days upon the exercise of warrants.

(9)	Includes 750,000 shares of our Common Stock issuable within 60 days upon the exercise of warrants.

(10)	Includes 280,000 shares of our Common Stock issuable within 60 days upon the exercise of warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors and stockholders adopted the 2008 Plan on February 7, 2008 and our Board of Directors approved an amendment and restatement of the 2008 Plan on November 7, 2008.  The 2008 Plan, as amended and restated, reserves a total of 4,000,000 shares of our Common Stock for issuance upon the exercise of awards.  Although our Board of Directors approved the increase from 2,000,000 to 4,000,000 in the number of shares of Common Stock that can be issued under the 2008 Plan, our stockholders have not yet approved this increase.

 If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan. As of the date hereof, we have granted option awards under the 2008 Plan exercisable for a net aggregate of 2,175,000 shares of our Common Stock. We have not maintained any other equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 16, 2007, May 17, 2007 and July 28, 2006, our former president, chief executive officer and majority stockholder, Ms. de la Luz, advanced $10,000, $2,700 and $2,000, respectively, to us for working capital purposes. These advances carried no interest rate and were contributed to the Company as of June 30, 2008.  As of August 15, 2008, we completed the Split-Off of the Legacy Business to Ms. de la Luz in exchange for 11,250,000 shares of our Common Stock which she surrendered to us.

On February 13, 2008, we issued 230,000 shares (1,150,000 shares on a post-Stock Split basis) of our restricted Common Stock to our Chairman, Nadine C. Smith, in consideration of cash in the amount of $0.05 per share, on a pre-Stock Split basis, for a total of $11,500.

On March 14, 2008 as part of our Private Placement, we issued 500,000 shares of our restricted Common Stock to our Chairman, Nadine C. Smith, in consideration of cash in the amount of $1.00 per share, on a post-Stock Split basis, for a total of $500,000.

On September 10, 2008 as part of our Unit Offering, we issued 400,000 Units to our Chairman, Nadine C. Smith, and 50,000 Units to our President and Chief Executive Officer, Andres Gutierrez Rivera, in consideration of cash in the amount of $1.25 per Unit, for a total of $500,000 and $62,500, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008[7]	Fiscal year ended December 31, 2007[8]
Audit fees (1)	$60,000	$5,500
Audit-related fees (2)	$10,000	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$70,000	$5,500

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

Audit Committee’s Pre-Approval Practice

Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such registered public accounting firm must report directly to the Audit Committee.  Our Audit Committee must approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement fees therefor and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.

Our Audit Committee selected BDO Seidman, LLP as our independent registered public accountants for purposes of auditing our financial statements for the year ended December 31, 2008.  In accordance with Audit Committee practice, BDO Seidman, LLP was pre-approved by the Audit Committee to perform these audit services for us prior to its engagement.

7.	To be paid to BDO Seidman, LLP, our current auditors.
8.	Paid to Cordovano and Honeck LLP, our former auditors.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of La Cortez Energy, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on February 8, 2008 (1)

3.2	3.2	By-Laws of the Registrant (2)

10.1	10.1	Employment Agreement dated May 13, 2008 by and between the Registrant and Andres Gutierrez Rivera (3)

10.2	10.1	Form of Stock Option Agreement to Directors under the Registrant’s 2008 Equity Incentive Plan, as amended (4)

10.3	10.1	Form of Stock Option Agreement to Executive Officers under the Registrant’s 2008 Equity Incentive Plan, as amended (4)

10.4	10.1	Split-Off Agreement dated August 15, 2008 by and among the Registrant, De La Luz Chocolates, Inc., and Maria de la Luz (5)

10.5	10.2	General Release Agreement dated August 15, 2008, by and among the Registrant, De La Luz Chocolates, Inc., and Maria de la Luz (5)

10.6	10.1	Form of Subscription Agreement (6)

10.7	10.2	Form of Warrant (6)

10.8	10.3	Form of Registration Rights Agreement (6)

10.9	10.6	The Registrant’s Amended and Restated 2008 Equity Incentive Plan (7)

10.10	10.1	Memorandum of Understanding between the Registrant and Petroleos del Norte S. A. dated as of December 22, 2008 (8)

10.11	*	Farm-Out Agreement (Maranta E&P Block) by and between Emerald Energy Plc Sucursal Colombia and La Cortez Energy Colombia, Inc. dated as of February 6, 2008

14.1	14	Code of Ethics (9)

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	SEC Report Reference Number	Description

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)
Filed with the SEC on February 13, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-138465) on Form 8-K, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on November 7, 2006 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-138465) on Form SB-2, which exhibit is incorporated herein by reference.

(3)
Filed with the SEC on May 20, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-138465) on Form 8-K, which exhibit is incorporated herein by reference.

(4)
Filed with the SEC on July 28, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-138465) on Form 8-K, which exhibit is incorporated herein by reference.

(5)
Filed with the SEC on August 21, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-138465) on Form 8-K, which exhibit is incorporated herein by reference.

(6)
Filed with the SEC on September 16, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-138465) on Form 8-K, which exhibit is incorporated herein by reference.

(7)
Filed with the SEC on November 14, 2008 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report (SEC File No. 333-138465) on Form 10-Q, which exhibit is incorporated herein by reference.

(8)
Filed with the SEC on January 9, 2009 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-138465) on Form 8-K, which exhibit is incorporated herein by reference.

(9)
Filed with the SEC on March 31, 2008 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-138465) on Form 10-KSB, which exhibit is incorporated herein by reference.

* Filed herewith.
** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA CORTEZ ENERGY, INC.

Dated: April 9, 2009	By:	/s/ Andres Gutierrez Rivera
Andres Gutierrez Rivera, President and Chief Executive Officer

	By:	/s/ Nadine C. Smith
Nadine C. Smith, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nadine C. Smith	Director	April 9, 2009
Nadine C. Smith

/s/ Andres Gutierrez Rivera	Director	April 9, 2009
Andres Gutierrez Rivera

/s/ Jose Fernando Montoya	Director	April 9, 2009
Jose Fernando Montoya Carrillo

/s/ Jaime Navas Gaona	Director	April 9, 2009
Jaime Navas Gaona

/s/ Jaime Ruiz Llano	Director	April 9, 2009
Jaime Ruiz Llano

/s/ Richard G. Stevens	Director	April 9, 2009
Richard G. Stevens

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
La Cortez Energy, Inc.
Bogota, Colombia

We have audited the consolidated balance sheet of La Cortez Energy, Inc. (a Nevada corporation in the development stage) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from inception (June 9, 2006) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of La Cortez Energy, Inc. for the period from inception (June 9, 2006) to December 31, 2007.  Such statements are included in the cumulative inception to December 31, 2008 totals of the consolidated statements of operations and cash flows and reflect a net loss of 0.01% of the related cumulative totals. Those consolidated statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception (June 9, 2006) to December 31, 2007 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Cortez Energy, Inc. at December 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from inception (June 9, 2006) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage with limited operating history, no revenues and no historical profitability, and has limited available funds that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Houston, Texas
April 8, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
La Cortez Enterprises, Inc.

We have audited the balance sheet of La Cortez Enterprises, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2007, the period from June 9, 2006 (inception) through December 31, 2006, and the period from June 9, 2006 (inception) through December 31, 2007 (not separately included herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered operating losses since inception and has a limited operating history, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
February 11, 2008

 LA CORTEZ ENERGY, INC.
 (A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$6,733,381	$1,025
Prepaid expenses and other	20,132	500
Total current assets	6,753,513	1,525

Property and equipment, net of accumulated depreciation of $38,719 and $-, respectively	231,604	—
	$6,985,117	$1,525

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$29,685	$—
Accrued liabilities	127,107	1,000
Indebtedness to related party	—	14,600

Total liabilities	156,792	15,600

Commitments (Note 8)	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 and 300,000,000 shares authorized, respectively, and 18,935,244 and 20,750,000 shares issued and outstanding, respectively	18,935	20,750
Additional paid-in capital	9,431,994	7,250
Deficit accumulated during development stage	(2,622,604)	(42,075)
Total stockholders’ equity (deficit)	6,828,325	(14,075)

Total liabilities and stockholders’ equity	$6,985,117	$1,525

The accompanying notes are an integral part of these consolidated financial statements.

LA CORTEZ ENERGY, INC.
 (A Development Stage Company)
Consolidated Statements of Operations
For the years ended December 31, 2008 and 2007 and
For the period from June 9, 2006 (Inception) through December 31, 2008

	For the Years Ended December 31,		From June 9, 2006 (Inception) Through December 31,
	2008	2007	2008
Expenses
General and administrative	$2,649,312	$28,836	$2,691,387
Loss from operations	(2,649,312)	(28,836)	(2,691,387)

Other income (expense):
Interest income	69,005	—	69,005
Interest expense	(222)	—	(222)

Net loss	$(2,580,529)	$(28,836)	$(2,622,604)

Basic and diluted loss per share	$(0.15)	$(0.00)	N/A

Basic and diluted weighted average common shares outstanding	17,730,971	20,750,000	N/A

The accompanying notes are an integral part of these consolidated financial statements.

LA CORTEZ ENERGY, INC.
 (A Development Stage company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the period from June 9, 2006 (Inception) through December 31, 2008

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Balance at June 9, 2006 (inception)		—	$—	$—	$—	$—

July 2006, common stock sold to president/ sole director at $.0008 per share	*	11,250,000	11,250	(2,250)	—	9,000
December 2006, common stock sold pursuant to a SB-2 registered offering at $.002/share	*	9,500,000	9,500	9,500	—	19,000
Net loss, inception through December 31, 2006		—	—	—	(13,239)	(13,239)

Balance at December 31, 2006	*	20,750,000	20,750	7,250	(13,239)	14,761

Net loss, year ended December 31, 2007		—	—	—	(28,836)	(28,836)

Balance at December 31, 2007	*	20,750,000	20,750	7,250	(42,075)	(14,075)

February 2008, common stock sold to an officer at $.01 per share	*	1,150,000	1,150	10,350	—	11,500
February 2008, common stock issued to a consultant in exchange for services at $1.00 per share	*	1,000,000	1,000	999,000	—	1,000,000
February 2008, cancellation of former officer's shares		(9,000,000)	(9,000)	9,000	—	—
February 2008, common stock issued in exchange for extinguishment of debt and accrued interest at $.50 per share		100,444	100	50,122	—	50,222
March 2008, common stock sold in private placement offering at $1.00 per share, less offering costs totaling $85,105		2,400,000	2,400	2,312,495	—	2,314,895
June 2008, indebtedness forgiven by related party		—	—	14,700	—	14,700
August 2008, cancellation of former officer's shares		(2,250,000)	(2,250)	2,250	—	—
September 2008, common stock sold in private placement offering at $1.25 per share, less offering costs totaling $218,874		4,784,800	4,785	5,757,341	—	5,762,126
Stock based compensation		—	—	246,153	—	246,153
Contributed services by interim CFO		—	—	23,333	—	23,333
Net loss, year ended December 31, 2008		—	—	—	(2,580,529)	(2,580,529)

Balance at December 31, 2008		18,935,244	$18,935	$9,431,994	$(2,622,604)	$6,828,325

The accompanying notes are an integral part of these consolidated financial statements.

* Restated for 5:1 forward stock split (see Note 6).

LA CORTEZ ENERGY, INC.
(A Development Stage company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007 and
for the period from June 9, 2006 (Inception) through December 31, 2008

	Year Ended December 31,		From June 9, 2006 (Inception) through December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(2,580,529)	$(28,836)	$(2,622,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,719	—	38,719
Stock-based compensation	1,246,153	—	1,246,153
Contributed services by interim CFO	23,333	—	23,333
Common stock issued in exchange for interest expense	222	—	222
Changes in operating assets and liabilities:
Prepaid expenses and other	(19,632)	—	(20,132)
Accounts payable	29,685	(500)	29,685
Accrued liabilities	126,107	(2,100)	127,107
Net cash used in operating activities	(1,135,942)	(31,436)	(1,177,517)

Cash flows from investing activities:
Purchases of property and equipment	(270,323)	—	(270,323)
Net cash used in investing activities	(270,323)	—	(270,323)

Cash flows from financing activities:
Proceeds from the sale of common stock	8,392,500	—	8,420,500
Payments for common stock offering costs	(303,979)	—	(303,979)
Proceeds from issuance of note payable	50,000	—	50,000
Proceeds from officer advances	100	12,600	14,700
Net cash provided by financing activities	8,138,621	12,600	8,181,221

Net increase (decrease) in cash	6,732,356	(18,836)	6,733,381
Cash, beginning of period	1,025	19,861	—

Cash, end of period	$6,733,381	$1,025	$6,733,381
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing transactions:
Common stock issued in exchange for extinguishment of note payable and accrued interest	$(50,222)	$—	$(50,222)
Contributed capital associated with forgiveness of debt by related party	$14,700	$—	$14,700

The accompanying notes are an integral part of these consolidated financial statements.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

La Cortez Energy, Inc. (“LCE,” and together with its subsidiaries, La Cortez Energy Colombia, Inc., a Cayman Islands corporation (“La Cortez Colombia”), and La Cortez Energy Colombia, E.U., a Colombia corporation, the “Company” or “La Cortez”) is an international, early stage oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America. The Company had established a subsidiary in Colombia to explore E&P opportunities in Colombia and Peru.  Subsequent to year end, the Company elected to dissolve its Colombian subsidiary.  The assets of the Colombian entity will be retained by La Cortez Colombia and the Company operations in Colombia will be operated through a branch of La Cortez Colombia.

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

Development Stage

The consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in these financial statements. The Company is in the development stage and consequently its financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”.

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

Split-off of Legacy Business

In connection with the discontinuation of the Company’s Legacy Business and the redirecting of its business strategy to focus on oil and gas exploration and production opportunities in South America, the Company split off and sold all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Maria de la Luz, the Company’s founding stockholder. The Split Off closed on August 21, 2008. As more fully described in a Form 8-K filed by the Company with the SEC on August 21, 2008, the Company contributed all of its assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary, De La Luz Gourmet Chocolates, Inc., a Nevada corporation (“Split-Off Subsidiary”), and immediately thereafter sold all of the outstanding capital stock of Split-Off Subsidiary to Ms. de la Luz in exchange for 9,000,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) previously surrendered by Ms. de la Luz and all of the Company’s Common Stock that Ms. de la Luz then owned, 2,250,000 shares. The 11,250,000 shares surrendered by Ms. de la Luz have been cancelled.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company places its cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  From time to time, the Company’s cash balances exceeded FDIC insured limits. In October 2008, the Federal government temporarily increased the FDIC insured limits up to a maximum of $250,000 per depositor until December 31, 2009, after which time the insured limits will return to $100,000.  The Company mitigates this concentration of credit risk by monitoring the credit worthiness of financial institutions and its customers.  The Company had no cash equivalents at December 31, 2008.

Property and equipment, net

Property and equipment consists primarily of office furniture and equipment and is stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to ten years.  Depreciation expense for the year ended December 31, 2008 was $38,719.  There was no depreciation expense for the year ended December 31, 2007.

Oil and gas properties

As of December 31, 2008, the Company had no oil and gas properties, although it expected to acquire such properties during 2009.  The Company is currently evaluating whether to follow the successful efforts or full cost method of accounting for oil and gas properties.  This decision could have a material impact on the Company’s disclosures, operating results, financial position and cash flows.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Organization Costs

Costs related to the organization of the Company have been expensed as incurred.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2008, there were no variances between the basic and diluted loss per share as the effect of all common stock equivalents would have been anti-dilutive.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term nature of these accounts.

Fiscal year-end

The Company’s year-end is December 31.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the Colombian peso. Balance sheet accounts of the Company’s Colombian subsidiary are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.  For the years ended December 31, 2008 and 2007, cumulative translation gains (losses) and foreign currency transaction gains (losses) were immaterial.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

New accounting pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of the reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 162”), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 was effective November 15, 2008, which was 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB did not expect that SFAS No. 162 will result in a change in current practice, and the adoption of SFAS No. 162 did not have an impact on the Company’s operating results, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS No. 161 will be effective for the Company on January 1, 2009. SFAS No. 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under SFAS No. 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company does not believe that the adoption of SFAS 161 will have an impact on its financial position or results of operations.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS No. 141(R) will have an impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, a company may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective January 1, 2008, the Company adopted SFAS No. 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption had no impact on the Company’s financial condition or results of operations. The Company will adopt SFAS No. 157 for non-financial assets and liabilities effective January 1, 2009.  The adoption of this statement is not expected to have a significant impact on the Company’s financial condition or results of operations.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company will adopt EITF 07-5 on January 1, 2009 and is currently evaluating the impact of the adoption of EITF 07-5.

Note 2—Going Concern

At December 31, 2008, the Company had cash and cash equivalents of $6,733,381 and working capital of $6,596,721. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources during 2009 based upon its current operating plan and condition.

Through December 31, 2008, the Company has been primarily engaged in locating viable investment prospects and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least 2009. The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern. The Company will be required to obtain additional capital in the future to continue its operations. There is no assurance that the Company will be able to obtain any such additional capital as it needs to finance these efforts, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States of America, there exists substantial doubt about the Company’s ability to continue as a going concern, and the Company’s ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital during the coming year. If the Company is unable to obtain additional sufficient funds during this time, the Company might lose its interest in the Petronorte and Emerald projects described in Note 3 below.  This action would have an adverse effect on the Company’s operations, the realization of its assets and the timely satisfaction of its liabilities. The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.

Note 3 – Oil and gas properties

Agreement with Petronorte

On December 22, 2008, the Company entered into a memorandum of understanding (the “MOU”) with Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc., that entitles it to a 50% net working interest in the Putumayo 4 block located in the south of Colombia (the “Putumayo 4 Block”).  Petronorte was the successful bidder on the Putumayo 4 Block in the Colombia Mini Round 2008 run by the Agencia Nacional de Hidrocarburos (the “ANH”), Colombia’s hydrocarbon regulatory agency.  According to the MOU, the Company will have the exclusive right to a fifty percent (50%) net participation interest in the Putumayo 4 Block and in the exploration and production contract (the “E&P Contract”) after ANH production participation, and will execute an assignment agreement and a joint operating agreement (the “Definitive Agreements”) with Petronorte relating to the Putumayo 4 Block by no later than April 30, 2009.   Petronorte signed an E&P Contract with the ANH in February 2009.  Petronorte will be the “operator” of the E&P Contract.

The Definitive Agreements are expected to provide that each of La Cortez and Petronorte will have a fifty percent (50%) working interest in the Putumayo 4 Block, responsible for fifty percent (50%) of the costs incurred under the E&P Contract, and a fifty percent (50%) revenue interest entitling us to fifty percent (50%) of the revenues originated from the Putumayo 4 Block, net of royalty payments to the ANH, except that La Cortez will be responsible for paying two-thirds (2/3) of the costs originated from the first 103 kilometers of 2D seismic to be performed in the Block, in accordance with the expected Phase 1 minimum exploration program under the E&P Contract. The Company expects to require approximately US $2.3 million for Phase 1 seismic reprocessing and acquisition activities in the Putumayo 4 Block during the remainder of 2009.  If a prospective Phase 1 well in a prospect in the Putumayo 4 Block proves productive, Petronorte will reimburse La Cortez for its share of these seismic costs paid by La Cortez with production from the Putumayo 4 Block.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Provided that the Company has satisfactorily complied with payment requirements relating to its share of all costs incurred to the date of its request, Petronorte will submit a request to the ANH to assign a 50% interest in the E&P Contract to La Cortez and will assist it in obtaining such assignment through reasonable means.

Emerald Farm-In Agreement

On February 6, 2009, the Company entered into a farm-in agreement (the “Farm-In Agreement”) with Emerald Energy Plc Sucursal Colombia (“Emerald”), a branch of Emerald Energy Plc., for a 20% participating interest (the “Participating Interest”) in the Maranta exploration and production block (“Maranta”) in the Putumayo Basin in Southwest Colombia.

As consideration for its 20% participating interest, the Company reimbursed Emerald $948,000 of its Phase 1 sunk costs.  This amount was paid to Emerald on February 12, 2009.  Additionally, the Company will bear 65% of the Maranta block Phase 2 costs, of which the exploratory well drilling costs1 are currently estimated at approximately US $4.875 million, US $2.433 million of which La Cortez paid to Emerald on February 18, 2009 and US $2.433 million of which La Cortez will pay to Emerald no later than 12 days after the start of mobilization of the drill rig for an exploratory well to be drilled on the Mirto prospect in the Maranta block.  If Emerald determines that the exploratory well should be completed and La Cortez agrees with this decision, La Cortez will pay 65% of the completion costs, that is, La Cortez will pay an amount currently estimated at approximately US $1.17 million required to complete and test the exploratory well, no later than five days after the decision to complete the well has been made by Emerald.  65% of any additional Phase 2 costs will be paid by La Cortez as needed, following cash calls by Emerald.  If La Cortez does not agree with Emerald’s decision to proceed with completion of the exploratory well, its obligations under the Farm-In Agreement will cease and the Farm-In Agreement will terminate.

After the Phase 2 work is completed, La Cortez will pay 20% of all subsequent costs related to the Maranta block.

Once La Cortez has completed paying all of its Phase 2 commitments on the Maranta block, Emerald will assign and transfer to La Cortez the Participating Interest in the Maranta block, subject to ANH approval.  If the ANH does not approve the Assignment, Emerald and La Cortez have agreed that they will use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the Farm-In Agreement and the JOA, that shall privately govern the relations between the Parties and which will not require ANH approval.

1.  These are the costs that will be required to drill the exploratory well to the abandon (“dry hole”) or complete decision point.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 4 – Related Party Transactions

Forgiveness of indebtedness to related party

On July 28, 2006, the then sole officer and director of the Company advanced $2,000 to the Company for working capital. On June 16, 2007, the then sole officer and director advanced $10,000 to the Company for working capital. On May 17, 2007, the then sole officer and director advanced $2,700 to the Company for working capital. All of these advances bore no interest and were payable on demand. These advances are included in the accompanying consolidated balance sheet at December 31, 2007, as “Indebtedness to related party”. On June 30, 2008, the former sole officer and director forgave the total amount of the advances. Accordingly, the Company eliminated the $14,700 payable and treated the debt forgiveness as a capital contribution and recorded the amount as additional paid in capital.

Common Stock sales

On July 28, 2006, the Company sold 11,250,000 (after giving effect to the common stock split referred to in Note 5 below) shares of its Common Stock to its then sole officer and director, Maria de la Luz, for $9,000, or $.0008 (post-split) per share.

On February 7, 2008, the Company sold 1,150,000 (post-split) shares of its Common Stock to its newly appointed, then sole officer and director, Nadine C. Smith, for $11,500, or $.01 (post-split) per share.

On September 10, 2008 as part of its Unit offering described in Note 6, the Company sold 400,000 Units (defined below), at a price of $1.25 per Unit, for a total of $500,000 to its Chairman and Vice President, Nadine C. Smith, and 50,000 Units for a total of $62,500 to its President and Chief Executive Officer, Andres Gutierrez.

Contributed services

During the year ended December 31, 2008, our Chairman of the Board and interim CFO contributed services for which the Company determined the fair value to be $23,333, and, accordingly, we recognized such amount as compensation.  There were no such services contributed during the year ended December 31, 2007.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 5 – Income taxes

La Cortez Energy, Inc. files a U.S. Federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their respective jurisdictions. The components of the consolidated net loss before income tax benefit are as follows:

	2008	2007

U.S.	$1,909,043	$28,836
Non-U.S.	671,486	-
Net Loss	$2,580,529	$28,836

The components of the Company’s deferred tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets and liabilities:
Loss carryforwards	$426,000	$9,818
Property and equipment	(5,000)	-
Stock-based compensation	83,000	-
Net deferred tax asset	504,000	9,818
Valuation allowance	(504,000)	(9,818)
	$-	$-

Income tax benefit differs from the amount computed at the federal statutory rates (approximately 34%) as follows:

Income tax benefit at statutory rate	(877,000)
Stock issued to consultant	337,000
Other Permanent differences	31,000
Increase in valuation allowance	494,000
Other	15,000
-

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

As of December 31, 2008, the Company had generated U.S. net operating loss carryforwards of approximately $555,000, which expire from 2027 to 2028 and net loss carryforwards in certain non-U.S. jurisdictions of approximately $671,486, which do not expire. These net operating loss carryforwards are available to reduce future taxable income. However, a, change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates it may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2008 and 2007. The valuation allowance increased $494,000 and $9,813 due primarily to the Company’s 2008 and 2007 net losses, respectively.

Note 6 – Shareholders’ Equity

As of December 31, 2008, there were 18,935,244 shares of common stock and no shares of preferred stock issued and outstanding.

Common Stock split

On February 8, 2008, the articles of incorporation of LCE were amended to increase the authorized capital stock of LCE to 310,000,000 shares, of which 300,000,000 are common stock with a par value of $0.001 per share and 10,000,000 shares are preferred stock with a par value $0.001 per share.  The Board of Directors is authorized to fix or alter the designation, powers, preferences and rights of the preferred stock.  The Board of Directors has made no such designation as of December 31, 2008.

On February 7, 2008, the Company’s Board of Directors approved a 5-for-1 forward stock split on each share of its common stock issued and outstanding at the close of business on February 21, 2008. Shares issued prior to February 21, 2008 have been retroactively restated to reflect the impact of the stock split.

Common Stock issued for services

On February 7, 2008, the Company issued 1,000,000 (post-split) shares of its common stock in exchange for consulting services, which included assisting the Chairman in building the Board of Directors and senior management team for the Company. The transaction was valued in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  Management determined the fair value of the stock issued to the consultant at $1.00 (post-split) per share based on the stock price received in the Offering (defined below) on March 14, 2008. Accordingly, stock-based compensation expense of $1,000,000 was recognized in the accompanying consolidated financial statements for the year ended December 31, 2008.

Common Stock sales

On July 28, 2006, the Company sold 11,250,000 (post-split) shares of Common Stock to its previous sole officer and director for $9,000, or $.0008 (post split) per share.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

On December 12, 2006, the Company sold 9,500,000 (post split) shares of Common Stock at a price of $.002 (post split) per share for total proceeds of $19,000. The offering was made pursuant to the Company’s SB-2 registration statement that became effective on December 4, 2006. All sales were made by the Company’s previous sole officer and director.

On February 7, 2008, the Company sold 1,150,000 (post split) shares of Common Stock to Nadine Smith, its then newly appointed sole officer and director, for $11,500, or $.01 (post-split) per share.

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

On July 23, 2008 the Board of Directors authorized the Company to offer up to a maximum of 10,000,000 units (the “Units”) at an offering price of $1.25 per Unit. Each Unit consisted of one share of Common Stock and a common stock purchase warrant to purchase one-half share of Common Stock, exercisable for a period of five years at an exercise price of $2.25 per share. The Units were offered to a limited number of accredited investors and non-U.S persons, in a private placement offering pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), Regulation S under the Securities Act and/or Section 4(2) of the Securities Act. On September 10, 2008, the Company issued 4,784,800 shares of Common Stock as the result of the sale of 4,784,800 Units, for total proceeds to the Company of $5,981,000 ($5,762,126 net after offering expenses), and warrants to purchase 2,392,400 shares of Common stock.

Investors in the Unit Offering have “piggyback” registration rights for the shares of Common Stock issued in the Unit Offering included in the Units and underlying the Warrants included in the Units.

Additionally, investors the Unit Offering have “demand” registration rights with respect to the shares of Common Stock included in the Units if the Company does not file a registration statement with the SEC in which the investors can exercise their ‘piggyback’ registration rights within six months of the Closing of the Unit Offering.  That is, at any time on or after the date that is six months after the Closing, and only if the Company has not filed a registration statement enabling the investors to exercise their “piggyback” registration rights, one or more of the investors that in the aggregate beneficially own at least 50% of the Shares issued in the Unit Offering may make a demand that the Company effect the registration of all or part of the investors’ Shares (a "Demand Registration").  Investors have the right to one Demand Registration pursuant to these provisions.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company expects to prepare a Registration Statement following receipt of the required investor demand, to be filed with the SEC and to become effective within two hundred ten (210) days from the receipt of the demand notice, registering for resale all shares of Common Stock issued in the Unit Offering included in the Units of those investors who choose to participate in such Demand Registration.  The Company shall pay monetary penalties to these investors equal to one and one-quarter percent (1.25%) of the gross proceeds of the Unit Offering for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Unit Offering.  No penalties shall accrue with respect to any shares of Common Stock removed from the registration statement in respect to a comment from the SEC limiting the number of shares of Common Stock which may be included in the registration statement.  The holders of any Common Stock removed from the registration statement as a result of a comment from the SEC shall continue to have “piggyback” registration rights with respect to these shares.  There has been no request for a Demand Registration as of the date of this report.

Common Stock issued to extinguish debt

On February 8, 2008, the Corporation issued a $50,000 promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in exchange for Milestone’s $50,000 working capital loan to the Company. The note was due within one year of its date of issuance and carried a 9% annual interest rate. On February 25, 2008, the Company issued 100,444 shares of Common Stock in exchange for full payment of the note and accrued interest. This transaction was valued by the Company’s Board of Directors at the fair value of the Common Stock issued, or 100,000 shares at $.50/share for the principal and 444 shares at $.50/share for the accrued interest which amounted to $222.

Common Stock cancelled

On February 26, 2008, 9,000,000 shares of LCE Common Stock owned by the founding stockholder were surrendered to LCE and cancelled.

On August 21, 2008, 2,250,000 shares of LCE common stock owned by the founding director, were surrendered in exchange for her interest in a split-off subsidiary of LCE, as more fully described in a Form 8-K of the same date filed by the Company with the SEC.    The net assets of the Split-Off Subsidiary were $Nil as of August 21, 2008.  Therefore, this transaction was valued at $Nil.

2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 4,000,000 shares of common stock are available for issuance under the 2008 Plan. The 2008 Plan, originally adopted and approved by our Board of Directors and majority stockholders on February 7, 2008 to enable grants to issue up to 2,000,000 shares of our Common Stock, was amended and restated by approval of our Board of Directors on November 7, 2008 to, among other things, increase the number of shares that may be issued under the 2008 Plan to 4,000,000.  Our stockholders have not yet approved this increase.  As of December 31, 2008, options had been granted under the 2008 Plan exercisable for an aggregate of 2,025,000 shares of common stock.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company determines the fair value of stock option awards on the date of grant in accordance with Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment.

Stock Option Awards

On July 1, 2008, the Company granted options to purchase (i) 1,000,000 shares of its Common Stock to Andres Gutierrez, the Company’s President and Chief Executive Officer, (ii) 175,000 shares of its Common Stock to Nadine C. Smith, the Company’s Chairman and Vice President, (iii) 100,000 shares of its Common Stock to Jaime Ruiz, a newly appointed director, and (iv) an additional 175,000 shares of its Common Stock to three employees of its Colombian subsidiary. The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $2.20.

On July 23, 2008, the Company granted options to purchase (i) 100,000 shares of its Common Stock to each of Jaime Navas Gaona and Richard G. Stevens, newly appointed directors, (ii) 150,000 shares, to Highlands Capital, Inc., a consultant to the Company, and (iii) an additional 75,000 shares of its Common Stock to one employee of its Colombian subsidiary. The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $2.47.

On November 7, 2008, the Company granted options to purchase (i) 100,000 shares of its common stock to Jose Montoya, a newly appointed director, and (ii) 50,000 shares to one employee.  The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $1.71.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	—	—
Granted	2,025,000	$2.22
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2008	2,025,000	$2.22	9.54	$—

None of the options outstanding at December 31, 2008 are vested or exercisable.  During the year ended December 31, 2008, 2,025,000 options were granted with a weighted average grant date fair value of $0.89.  During the year ended December 31, 2008, the Company recognized stock-based compensation expense of $246,153 related to stock options.  As of December 31, 2008, there was approximately $1,356,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Subsequent to year end, the Company granted options to purchase 200,000 shares to one employee of its Colombian subsidiary.  The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $1.50.

Options to purchase 50,000 shares of common stock were forfeited subsequent to year end.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The fair value of the options granted during 2008 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date(1)	$1.27 - $1.37
Risk-free interest rate (2)	3.11 – 3.77%
Dividend yield (3)	0.00%
Volatility factor (4)	83.63%
Expected life (5)	6.5 years
Expected forfeiture rate (6)	10%

(1)
The estimated market value of the stock on the date of grant was based on a calculation by management after consideration of price per share received in the private offerings and reported public market prices.

(2)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(3)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

(4)
The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region, because the Company does not have adequate trading history to determine its historical volatility.

(5)	The expected life was estimated by management as the midpoint between the vesting date and the expiration date of the options.

(6)	Management estimated the forfeiture rate at 10% based on its experience with companies in similar industries and regions.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 7 – General and administrative expenses

General and administrative expenses are made up of the following for the years ended December 31, 2008 and 2007 and for the period from June 9, 2006 (inception) through December 31, 2008:

	Year ended December 31,		Inception through December 31,
	2008	2007	2008
General and administrative expense:
Payroll	$505,783	$-	$515,771
Stock –based compensation	1,246,153	-	1,246,153
Professional fees	441,683	19,695	461,378
Travel	168,812	-	168,812
Rent	56,012	2,400	59,612
Other	230,869	6,741	239,661
Total general and administrative expense	$2,649,312	$28,836	$2,691,387

Note 8 - Commitments

Leases

The Company has signed a three year lease for approximately 3,000 square feet of office space in Bogota, Colombia. The rent for this office space is approximately $8,100 per month during the first year. The rental contract provides for a 2% increase per year in the base rent and an additional adjustment for inflation in Colombia as reflected in the Colombian consumer price index, or the “Indice de Precios al Consumidor” (the “IPC”). This lease will expire on July 2, 2011.

From August to December 2008, the first five months of this lease, the Company paid rent of approximately U.S. $42,714.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Based on an estimated exchange rate of COP 2.250 per US dollar for each year (2009, 2010 and 2011), annual lease payment commitments for the remainder of the lease have been calculated as follows:

Year	Total Lease Payment Amount

2009	$99,000
2010	$107,000
2011	$65,000

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

Under the Employment Agreement, we agreed to grant Mr. Gutierrez an option to purchase an aggregate of 1,000,000 shares of our common stock under our 2008 Equity Incentive Plan (the “2008 Plan”) as of June 1, 2008. We granted this option on July 1, 2008. This option vests in three equal annual installments beginning on July 1, 2009 and is exercisable at $2.20 per share.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The initial term of the Employment Agreement expires on June 1, 2009. In the event of a termination of employment “without cause” by the Company during the first 12 months following June 1, 2008, Mr. Gutierrez shall receive: (i) twelve (12) months of his base salary; plus (ii) to the extent the Milestones are achieved or, in the absence of Milestones, the Board of Directors has, in its sole discretion, otherwise determined an amount for Mr. Gutierrez’s bonus for the initial 12 months of his employment, a pro rata portion of his annual bonus for the initial 12 months of his employment, to be paid to him on the date such annual bonus would have been payable to him had he remained employed by the Company; plus (iii) any other accrued compensation and Benefits, as defined in the Employment Agreement. In the event of a termination of employment by Mr. Gutierrez for “good reason”, as defined in the Employment Agreement, Mr. Gutierrez shall receive: (i) twelve (12) months of his then in effect base salary, subject to his compliance with the non-competition, non-solicitation and confidentiality provisions of the Employment Agreement.  As of December 31, 2008, the Company has accrued a bonus payable to Mr. Gutierrez in the amount of $72,915.