Form 10-Q
period 2009-03-31
La Cortez Energy, Inc.
filed 2009-05-20
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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

There were 18,935,244 shares of Common Stock outstanding as of May 20, 2009.

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

ii

 LA CORTEZ ENERGY, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets - March 31, 2009 (unaudited) and December 31, 2008 (unaudited)	1

	Condensed Consolidated Statements of Operations - Three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited), and from June 9, 2006 (Inception) through March 31, 2009 (unaudited)	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) - From June 9, 2006 (Inception) through March 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited), and from June 9, 2006 (Inception) through March 31, 2009 (unaudited)	4

	Notes to the Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4T	Controls and Procedures	24

Part II Other Information

Item 1	Legal Proceedings	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3	Defaults Upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6	Exhibits	25

Signatures

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

iii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Condensed Consolidated Balance Sheets
Unaudited

	March 31,	December 31,
	2009	2008

Assets
Cash and cash equivalents	$2,821,428	$6,733,381
Employee advances	28,541	—
Prepaid expenses	9,499	20,132
Total current assets	2,859,468	6,753,513

Property and equipment, net of accumulated depreciation of $52,699 and $38,719, respectively	218,761	231,604
Unproved oil and natural gas properties, full cost method	3,427,926	—
Other assets	51,834	—
	$6,557,989	$6,985,117

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$100,134	$29,685
Accrued liabilities	260,921	127,107
Derivative instruments	1,592,508	—
Total current liabilities	1,953,563	156,792
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock, $.001 par value; 300,000,000 shares authorized, 18,935,244 shares issued and outstanding	18,935	18,935
Additional paid-in capital	8,325,061	9,431,994
Deficit accumulated during development stage	(3,739,570)	(2,622,604)
Total shareholders’ equity	4,604,426	6,828,325

Total liabilities and shareholders’ equity	$6,557,989	$6,985,117

See accompanying notes to condensed consolidated financial statements.

 LA CORTEZ ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
 (Unaudited)

			June 9, 2006
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009
Expenses:
General and administrative	$795,223	$1,120,777	$3,486,610
Loss from operations	(795,223)	(1,120,777)	(3,486,610)

Non-operating income (expense):
Unrealized gain on fair value of derivative instruments, net	57,374	—	57,374
Interest income	17,523	652	86,528
Interest expense	—	(222)	(222)

Loss before income taxes	(720,326)	(1,120,347)	(3,342,930)

Income tax	—	—	—

Net loss	$(720,326)	$(1,120,347)	$(3,342,930)

Basic and diluted loss per share	$(0.04)	$(0.06)

Basic and diluted weighted average common shares outstanding	18,935,244	19,126,544

See accompanying notes to condensed consolidated financial statements

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Condensed Consolidated Changes in Shareholders’ Equity (Deficit)
 From June 9, 2006 (Inception) through March 31, 2009 (Unaudited)

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Balance at June 9, 2006 (inception)		—	$—	$—	$—	$—

July 2006, common stock sold to president/ sole director at $.0008 per share	*	11,250,000	11,250	(2,250)	—	9,000
December 2006, common stock sold pursuant to a SB-2 registered offering at $.002/share	*	9,500,000	9,500	9,500	—	19,000
Net loss, period ended December 31, 2006		—	—	—	(13,239)	(13,239)

Balance at December 31, 2006	*	20,750,000	20,750	7,250	(13,239)	14,761

Net loss, year ended December 31, 2007		—	—	—	(28,836)	(28,836)

Balance at December 31, 2007	*	20,750,000	20,750	7,250	(42,075)	(14,075)

February 2008, common stock sold to an officer at $.01 per share	*	1,150,000	1,150	10,350	—	11,500
February 2008, common stock issued to a consultant in exchange for services at $1.00 per share	*	1,000,000	1,000	999,000	—	1,000,000
February 2008, cancellation of former officer's shares		(9,000,000)	(9,000)	9,000	—	—
February 2008, common stock issued in exchange for extinguishment of debt and accrued interest at $.50 per share		100,444	100	50,122	—	50,222
March 2008, common stock sold in private placement offering at $1.00 per share, less offering costs totaling $85,105		2,400,000	2,400	2,312,495	—	2,314,895
June 2008, indebtedness forgiven by related party		—	—	14,700	—	14,700
August 2008, cancellation of former officer's shares		(2,250,000)	(2,250)	2,250	—	—
September 2008, common stock and warrants sold in private placement offering at $1.25 per share, less offering costs totaling $218,874		4,784,800	4,785	5,757,341	—	5,762,126
Contributed services by interim CFO		—	—	23,333	—	23,333
Stock based compensation		—	—	246,153	—	246,153
Net loss, year ended December 31, 2008		—	—	—	(2,580,529)	(2,580,529)

Balance at December 31, 2008		18,935,244	18,935	9,431,994	(2,622,604)	6,828,325

Cumulative effect of reclassification of warrants (EITF 07-05) (unaudited)		—	—	(1,253,242)	(396,640)	(1,649,882)

Balance at January 1, 2009, as adjusted		18,935,244	18,935	8,178,752	(3,019,244)	5,178,443

Stock based compensation (unaudited)		—	—	146,309	—	146,309

Net loss, three months ended March 31, 2009 (unaudited)		—	—	—	(720,326)	(720,326)

Balance at March 31, 2009 (unaudited)		18,935,244	$18,935	$8,325,061	$(3,739,570)	$4,604,426

* Restated for 5:1 forward stock split

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			June 9, 2006
			Through
	Three Months Ended		(Inception)
	March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(720,326)	$(1,120,347)	$(3,342,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,980	—	52,699
Stock-based compensation	146,309	1,000,000	1,392,462
Contributed services by interim CFO	—	—	23,333
Common stock issued in exchange for interest expense		222	222
Unrealized gain on fair value of derivative instruments, net	(57,374)	—	(57,374)
Changes in operating assets and liabilities:
Other receivables	(28,541)	—	(28,541)
Prepaid expenses	10,633	—	(9,499)
Accounts payable	70,449	10,915	100,134
Accrued liabilities	133,814	(400)	260,921
Net cash used in operating activities	(431,056)	(109,610)	(1,608,573)

Cash flows from investing activities:
Investments in unproved oil and natural gas properties	(3,427,926)	—	(3,427,926)
Purchases of property and equipment	(1,137)	—	(271,460)
Net cash used in investing activities	(3,429,063)	—	(3,699,386)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	2,411,500	8,420,500
Payments for offering costs	(51,834)	—	(355,813)
Proceeds from issuance of note payable	—	50,000	50,000
Proceeds from officer advances	—	—	14,700
Net cash provided by (used in) financing activities	(51,834)	2,461,500	8,129,387
Net change in cash	(3,911,953)	2,351,890	2,821,428
Cash, beginning of period	6,733,381	1,025	—

Cash, end of period	$2,821,428	$2,352,915	$2,821,428
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing transactions:
Common stock issued in exchange for extinguishment of note payable	$—	$(50,222)	$(50,222)
Contributed capital associated with forgiveness of debt by related party	$—	$14,700	$14,700
Cumulative effect of reclassification of warrants (EITF 07-05)	$1,649,882	$—	$—

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)       Organization and Basis of Presentation
La Cortez Energy, Inc. (“LCE”, “La Cortez” or the “Company”), together with its 100% owned subsidiaries, La Cortez Energy Colombia, Inc., a Cayman Islands corporation (“LA Cortez Colombia”) and La Cortez Energy Colombia, E.U., a Colombia corporation (“Colombia E.U.”), is an international, development stage oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America.

LCE had established Colombia E.U. in Colombia to explore E&P opportunities in Colombia and Peru.  On April 30, 2009, LCE elected to dissolve Colombia E.U.  The assets and operations of Colombia E.U. were transferred to La Cortez Colombia.  The Colombian activities are being operated through a branch of La Cortez Colombia which was established during the quarter ended March 31, 2009.

The Company was incorporated under the name of La Cortez Enterprises, Inc. on June 9, 2006 in the State of Nevada. This entity was originally formed to create, market and sell gourmet chocolates wholesale and retail throughout Mexico, as more fully described in its registration statement on Form SB-2 as filed with the SEC on November 7, 2006 (the “Legacy Business”). This business has been discontinued. On February 7, 2008, the Company changed its name from La Cortez Enterprises, Inc. to La Cortez Energy, Inc.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations presented for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

The Company is in the development stage and consequently its financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”.

Split-off of Legacy Business

In connection with the discontinuation of the Company’s Legacy Business and the redirecting of its business strategy to focus on oil and gas exploration and production opportunities in South America, the Company split off and sold all of the assets and liabilities of the Legacy Business (the “Split-Off”) to Maria de la Luz, LCE’s founding stockholder. The Split Off closed on August 21, 2008. As more fully described in a Form 8-K filed by the Company with the SEC on August 21, 2008, the Company contributed all of its assets and liabilities relating to the Legacy Business, whether accrued, contingent or otherwise, and whether known or unknown, to a newly organized, wholly owned subsidiary, De La Luz Gourmet Chocolates, Inc., a Nevada corporation (“Split-Off Sub”), and immediately thereafter sold all of the outstanding capital stock of Split-Off Sub to Ms. de la Luz in exchange for 9,000,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) previously surrendered by Ms. de la Luz and all of the Company’s Common Stock that Ms. de la Luz then owned, 2,250,000 shares. The 11,250,000 shares surrendered by Ms. de la Luz have been cancelled.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Recently Issued Accounting Standards and Developments

The Company adopted Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock  (“EITF 07-05”) effective January 1, 2009. The adoption of EITF 07-05’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether our warrants contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under EITF 07-05. The Company determined that warrants to purchase 2,392,400 shares of common stock, issued in the September 2008 private placement, contained such provisions thereby concluding they were not indexed to the Company’s own stock.

In accordance with EITF 07-05, the Company, beginning on January 1, 2009, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $396,640 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 and the transfer of the fair value of derivative instruments as of January 1, 2009 from additional paid-in capital to derivative instruments of $1,253,242.  The cumulative effect adjustment of $396,640 was the difference between the amounts representing the fair value of warrants to purchase 2,392,400 shares of common stock recognized in the consolidated balance sheet before initial adoption of EITF 07-05 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-05. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-05 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-05 had been applied from the issuance date of the instruments. EITF 07-05 also requires that such instruments be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of March 31, 2009, and recorded a $57,374 unrealized gain to the statement of operations. The Company determined the fair values of these securities using a Black-Scholes valuation model.

In March, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities  (“SFAS 161”) .  SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133,  Accounting for Derivative Instruments and Hedging Activities  (“SFAS 133”) .  SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This statement is effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which will be the Company’s fiscal year 2009. The effect on the Company’s disclosures for derivative instruments as a result of the adoption of SFAS 161 in 2009 was not significant since the Company does not account for any of its derivatives as cash flow hedges.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than period-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Company is currently assessing the impact that adoption of this rule will have on its financial statements and disclosures which will vary depending on changes in commodity prices.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies . This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions that would require such disclosures during the first quarter of 2009.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, “Determining the Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP 157-4”). FSP 157-4 clarified the application of SFAS 157 providing additional guidance for estimating fair value in accordance with FASB Statement No. 157,  Fair Value Measurements , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1,  Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate (paragraph 19 of FASB Statement No. 154,  Accounting Changes and Error Corrections ). In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of this FSP, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments,  to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,  Interim Financial Reporting,  to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,  and FSP FAS 115-2 and FAS 124-2,  Recognition and Presentation of Other-Than-Temporary Impairments . This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)       Going Concern

At March 31, 2009, the Company had cash and cash equivalents of $2,821,428 and working capital of $905,905. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources during 2009 based upon its current operating plan and condition.

Through March 31, 2009, the Company has been primarily engaged in locating viable investment prospects and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least March 31, 2010.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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

As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States of America, there exists substantial doubt about the Company’s ability to continue as a going concern, and the Company’s ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital during the coming year. If the Company is unable to obtain additional sufficient funds during this time, the Company might lose its interest in the Petronorte and Emerald projects described in Note 3 below.  This action would have an adverse effect on the Company’s future operations, the realization of its assets and the timely satisfaction of its liabilities. The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.

(3)           Oil and Gas Properties
The Company follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.  As of March 31, 2009, all of the Company’s oil and natural gas properties were unproved and were not subject to depletion.

Agreement with Petronorte

On December 22, 2008, the Company entered into a memorandum of understanding (the “MOU”) with Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc., that entitles it to a 50% net working interest in the Putumayo 4 block located in the south of Colombia (the “Putumayo 4 Block”).  Petronorte was the successful bidder on the Putumayo 4 Block in the Colombia Mini Round 2008 run by the  Agencia Nacional de Hidrocarburos  (the “ANH”), Colombia’s hydrocarbon regulatory agency.  According to the MOU, the Company will have the exclusive right to a fifty percent (50%) net participation interest in the Putumayo 4 Block and in the exploration and production contract (the “E&P Contract”) after ANH production participation, and will execute an assignment agreement and a joint operating agreement (the “Definitive Agreements”) with Petronorte relating to the Putumayo 4 Block by no later than May 31 2009. Petronorte signed an E&P Contract with the ANH in February 2009.  Petronorte will be the “operator” of the E&P Contract.

The Definitive Agreements are expected to provide that each of La Cortez and Petronorte will have a fifty percent (50%) working interest in the Putumayo 4 Block, responsible for fifty percent (50%) of the costs incurred under the E&P Contract, and a fifty percent (50%) revenue interest entitling La Cortez to fifty percent (50%) of the revenues originated from the Putumayo 4 Block, net of royalty payments to the ANH, except that La Cortez will be responsible for paying two-thirds (2/3) of the costs originated from the first 103 kilometers of 2D seismic to be performed in the Block, in accordance with the expected Phase 1 minimum exploration program under the E&P Contract. The Company expects to fund approximately US $2.3 million for Phase 1 seismic reprocessing and acquisition activities in the Putumayo 4 Block during the remainder of 2009.  If a prospective Phase 1 well in a prospect in the Putumayo 4 Block proves productive, Petronorte will reimburse La Cortez for its share of these seismic costs paid by La Cortez in excess of La Cortez’s agreed-upon 50% share of total costs, with production from the Putumayo 4 Block.

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

As consideration for its 20% participating interest, the Company reimbursed Emerald $948,000 of its Phase 1 sunk costs.  This amount was paid to Emerald on February 12, 2009 and was capitalized as part of oil and natural gas properties.  Additionally, the Company will bear 65% of the Maranta block Phase 2 costs, of which the Company’s portion of the exploratory well drilling costs are currently estimated at approximately US $4.875 million, US $2.433 million of which La Cortez paid to Emerald on February 18, 2009 (capitalized as part of oil and natural gas properties) and US $2.433 million of which La Cortez paid to Emerald on May 15, 2009.  If Emerald determines that the exploratory well should be completed and La Cortez agrees with this decision, La Cortez will pay 65% of the completion costs, that is, La Cortez will pay an amount currently estimated at approximately US $1.17 million required to complete and test the exploratory well, no later than five days after the decision to complete the well has been made by Emerald.  65% of any additional Phase 2 costs will be paid by La Cortez as needed, following cash calls by Emerald.  If La Cortez does not agree with Emerald’s decision to proceed with completion of the exploratory well, its obligations under the Farm-In Agreement will cease and the Farm-In Agreement will terminate.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

After the Phase 2 work is completed, La Cortez will pay 20% of all subsequent costs related to the Maranta block.

Once La Cortez has completed paying all of its Phase 2 commitments on the Maranta block, Emerald will assign and transfer to La Cortez the Participating Interest in the Maranta block, subject to ANH approval.  If the ANH does not approve the Assignment, Emerald and La Cortez have agreed that they will use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the Farm-In Agreement and the joint operating agreement, that shall privately govern the relations between the Parties and which will not require ANH approval.

(4)           Related Party Transactions

Forgiveness of indebtedness to related party

During 2006 and 2007, the then sole officer and director of the Company advanced a total of $14,700 to the Company for working capital. All of these advances bore no interest and were payable on demand. On June 30, 2008, the former sole officer and director forgave the total outstanding advances of $14,700 with no interest and no penalty.  Accordingly, the Company eliminated the $14,700 payable and treated the debt forgiveness as a capital contribution and recorded the amount as additional paid in capital during 2008.

Common Stock sales

On July 28, 2006, the Company sold 11,250,000 (after giving effect to the common stock split referred to in Note 6 below) shares of its Common Stock to its then sole officer and director for $9,000, or $.0008 (post-split) per share.

On February 7, 2008, the Company sold 1,150,000 (post-split) shares of its Common Stock to its newly appointed, then sole officer and director for $11,500, or $.01 (post-split) per share.

On September 10, 2008 as part of its Unit offering, the Company sold 400,000 Units (in Note 6 defined below), at a price of $1.25 per Unit, for a total of $500,000 to its Chairman and Vice President and 50,000 Units for a total of $62,500 to its President and Chief Executive Officer.

Contributed services

During the year ended December 31, 2008, the Company’s Chairman of the Board and interim CFO contributed services for which the Company determined the fair value to be $23,333, and, accordingly, recognized such amount as compensation.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)           Assets and Liabilities on Financial Statements

Assets

As of March 31, 2009, the Company had a balance of $2,678,998 in a savings account earning interest at the rate of up to 1.0% per year.

As of March 31, 2009, the Company has $28,541 of employee advances and also recorded $9,499 of prepaid expenses.

The Company has $207,185 in furniture and fixtures, and computers and software and is using a straight line depreciation method based on a ten-year useful life for furniture and fixtures, and five-year useful life for computers and software. Leasehold improvements of $64,275 also exist at March 31, 2009 and are amortized over the remaining lease term. For the three months ended March 31, 2009, the total depreciation of these assets was $13,980.

Capitalized costs associated with oil and gas properties amounting to $3,427,926 relate to payments made under the Emerald farm-in agreement of $3,381,044 (see Note 3) and other related costs of $46,882.

Liabilities

As of March 31, 2009, the Company had accounts payable in the amount of $100,134, which represents legal, travel and general and administrative costs which are expected to be paid in the second quarter of 2009. As of March 31, 2009, there were also $41,038 in payroll liabilities attributable to the Colombian subsidiary and branch office, which are mainly expected to be paid in the second quarter, $17,000 in accrued compensation due to members of the Company’s Board of Directors which are expected to be paid in the second quarter of 2009, $104,167 of accrued bonuses, and $98,716 of accrued professional fees.  The Company also had derivative instruments related to the fair value of warrants issued in September of 2008 which amounted to $1,592,508 as of March 31, 2009.  Total liabilities as of March 31, 2009 were $1,953,563.

(6)           Shareholders’ Equity

Common Stock split

On February 8, 2008, the articles of incorporation of LCE were amended to increase the authorized capital stock of LCE to 310,000,000 shares, of which 300,000,000 are common stock with a par value of $0.001 per share and 10,000,000 shares are preferred stock with a par value $0.001 per share.  The Board of Directors is authorized to fix or alter the designation, powers, preferences and rights of the preferred stock.  The Board of Directors has made no such designation as of March 31, 2009.

On February 7, 2008, the Company’s Board of Directors approved a 5-for-1 forward stock split on each share of its common stock issued and outstanding at the close of business on February 21, 2008. Shares issued prior to February 21, 2008 have been retroactively restated to reflect the impact of the stock split.

Common Stock issued for services

On February 7, 2008, the Company issued 1,000,000 (post-split) shares of its common stock in exchange for consulting services, which included assisting the Chairman in building the Board of Directors and senior management team for the Company. The transaction was valued in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  Management determined the fair value of the stock issued to the consultant at $1.00 (post-split) per share based on the stock price received in the Offering (defined below) on March 14, 2008. Accordingly, stock-based compensation expense of $1,000,000 was recognized in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008.

LA CORTEZ ENERGY, INC.
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

On February 7, 2008, the Company sold 1,150,000 (post split) shares of Common Stock to its then newly appointed sole officer and director for $11,500, or $.01 (post-split) per share.

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

The Company expects to prepare a Registration Statement following receipt of the required investor demand, to be filed with the SEC and to become effective within two hundred ten (210) days from the receipt of the demand notice, registering for resale all shares of Common Stock issued in the Unit Offering included in the Units of those investors who choose to participate in such Demand Registration.  The Company shall pay monetary penalties to these investors equal to one and one-quarter percent (1.25%) of the gross proceeds of the Unit Offering for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Unit Offering.  No penalties shall accrue with respect to any shares of Common Stock removed from the registration statement in respect to a comment from the SEC limiting the number of shares of Common Stock which may be included in the registration statement.  The holders of any Common Stock removed from the registration statement as a result of a comment from the SEC shall continue to have “piggyback” registration rights with respect to these shares.  There has been no request for a Demand Registration as of March 31, 2009.

LA CORTEZ ENERGY, INC.
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

2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 4,000,000 shares of common stock are available for issuance under the 2008 Plan. The 2008 Plan, originally adopted and approved by the Company’s Board of Directors and majority stockholders on February 7, 2008 to enable grants to issue up to 2,000,000 shares of our Common Stock, was amended and restated by approval of the Company’s Board of Directors on November 7, 2008 to, among other things, increase the number of shares that may be issued under the 2008 Plan to 4,000,000.  The Company’s stockholders have not yet approved this increase.  As of March 31, 2009, options had been granted under the 2008 Plan exercisable for an aggregate of 2,175,000 shares of common stock.

The Company determines the fair value of stock option awards on the date of grant in accordance with Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment.

Stock Option Awards

On July 1, 2008, the Company granted options to purchase (i) 1,000,000 shares of its Common Stock to the Company’s President and Chief Executive Officer, (ii) 175,000 shares of its Common Stock to the Company’s Chairman and Vice President, (iii) 100,000 shares of its Common Stock to a newly appointed director, and (iv) an additional 175,000 shares of its Common Stock to three employees of its Colombian subsidiary. The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $2.20.

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 23, 2008, the Company granted options to purchase (i) 100,000 shares of its Common Stock to newly appointed directors, and (ii) 150,000 shares to a consultant to the Company. These were granted with an exercise price equal to $2.47.  An additional 75,000 options to purchase shares of its Common Stock was granted on August 1, 2008 to one employee of its Colombian subsidiary, with an exercise price equal to $2.57. The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term.

On November 7, 2008, the Company granted options to purchase (i) 100,000 shares of its common stock to a newly appointed director, and (ii) 50,000 shares to one employee.  The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $1.71.  The 50,000 options granted to the employee were forfeited during the three months ended March 31, 2009.

On January 7, 2009, the Company granted options to purchase 200,000 shares of its common stock to the Company’s new Production and Operations Manager.  The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $1.50.

Stock option activity summary is presented in the table below:

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	—	—
Granted	2,025,000	$2.22
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2008	2,025,000	$2.22	9.54	$—
Granted	200,000	$1.50
Exercised	—	—
Forfeited	(50,000)	$1.71
Expired	—	—
Outstanding at March 31, 2009	2,175,000	$2.17	9.33	$—

None of the options outstanding at March 31, 2009 are vested or exercisable.   During the three months ended March 31, 2009, the Company recognized stock-based compensation expense of $140,617 related to stock options.  As of March 31, 2009, there was approximately $1,338,595 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2.25 years.

The fair value of the options granted during 2008 and the three month period ended March 31, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)	$1.27 - $1.37
Risk-free interest rate (2)	2.02 – 3.77%
Dividend yield (3)	0.00%
Volatility factor (4)	83.63%
Expected life (5)	6.5 years
Expected forfeiture rate (6)	10%

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

(5)	The expected life was estimated by management as the midpoint between the vesting date and the expiration date of the options.

(6)	Management estimated that the forfeiture rate at 10% based on its experience with companies in similar industries and regions.

LA CORTEZ ENERGY, INC.
And Subsidiaries
 (a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Warrants for Services

During the three months ended March 31, 2009, as compensation for services received, the Company issued warrants to purchase 5,000 shares of common stock at an exercise price of approximately $1.49.  The warrants are exercisable at any time starting from the date of issuance and have a five year term.  During the three months ended March 31, 2009, the Company recognized stock-based compensation expense of $5,692 related to these warrants based on the Black-Scholes option pricing model.

(7)   Derivative Instruments (Liabilities)

In the September 2008 private placement, we incurred liabilities for the estimated fair value of derivative instruments in the form of warrants (see Note 1).  The estimated fair value of the derivative instruments was calculated using the Black-Scholes model and such estimates were revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense).

During the three months ended March 31, 2009, a $57,374 decrease in the fair value of the derivative liabilities was recorded as unrealized gain on fair value of derivative instruments in the accompanying condensed consolidated statement of operations.

Activity for derivative instruments during the three months ended March 31, 2009 and as of December 31, 2008 and March 31, 2009 was as follows:

	December 31, 2008	Cumulative Effect of Change in Accounting Principle	Activity during the period	Increase (Decrease) in Fair Value of Derivative Liability	March 31, 2009
(i) Derivative instruments – warrants	$—	$1,649,882	$—	$(57,374)	$1,592,508
	$—	$1,649,882	$—	$(57,374)	$1,592,508

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of the derivative instruments is estimated using the Black-Scholes option pricing model with the following assumptions as of March 31, 2009:

Common stock issuable upon exercise of warrants	2,392,400
Estimated market value of common stock on measurement date (1)	$1.26
Exercise price	$2.25
Risk free interest rate (2)	2.28%
Warrant lives in years	4.45
Expected volatility (3)	83.63%
Expected dividend yields (4)	None

(1)
The estimated market value of the stock is measured each period end and is based on a calculation by management after consideration of price per share received in private offerings and reported public market prices.

(2)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.

(3)
The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region, because the Company does not have adequate trading history to determine its historical volatility.

(4)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

(8)   Fair Value Measurements

As defined in SFAS 157, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that La Cortez values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

LA CORTEZ ENERGY, INC.
And Subsidiaries
 (a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). La Cortez’s valuation models are primarily industry standard models.  Level 3 instruments include derivative instruments related to the warrants valued in accordance with EITF 07-05.  La Cortez does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative instruments was calculated using the Black-Scholes model (see Note 7).

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
	(In thousands)
Derivative instruments – warrants	$-	$-	$1,592,508	$1,592,508
Total	$-	$-	$1,592,508	$1,592,508

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Beginning balance	$-	$-
Total gains or (losses)	57,374	-
Settlements	-	-
Transfers (1)	(1,649,882)	-
Ending balance	$(1,592,508)	$-

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2009 and 2008	$57,374	$-

(1)	Represents the cumulative effect change in accounting principle as a result of the Company adopting EITF 07-05 effective January 1, 2009.

LA CORTEZ ENERGY, INC.
And Subsidiaries
 (a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)   Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of March 31, 2009. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

(10)  Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share, which establishes the requirements for presenting earnings per share (“EPS”).  SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented in these condensed consolidated financial statements, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the three months ended March 31, 2009, the Company had potentially dilutive shares outstanding, including 2,175,000 options to purchase shares of common stock, warrants to purchase 2,392,400 shares of common stock, and warrants to purchase 5,000 shares of common stock.  For the three months ended March 31, 2009, there was no difference between basic and diluted loss per shares as the effect of these potential common shares were anti-dilutive due to the net loss during the period. There were no dilutive shares outstanding as of March 31, 2008.

(11)  Commitments and Contingencies

From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes, if determined in a manner adverse to La Cortez, could have a potential material adverse effect on its financial condition, results of operations or cash flows.

LA CORTEZ ENERGY, INC.
And Subsidiaries
 (a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Additionally, La Cortez is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the oil and natural gas industry in general, the business and prospects of La Cortez could be adversely affected.

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

Under the Employment Agreement, the Company agreed to grant Mr. Gutierrez an option to purchase an aggregate of 1,000,000 shares of our common stock under our 2008 Equity Incentive Plan (the “2008 Plan”) as of June 1, 2008. The option was granted on July 1, 2008. This option vests in three equal annual installments beginning on July 1, 2009 and is exercisable at $2.20 per share.

The initial term of the Employment Agreement expires on June 1, 2009. In the event of a termination of employment “without cause” by the Company during the first 12 months following June 1, 2008, Mr. Gutierrez shall receive: (i) twelve (12) months of his base salary; plus (ii) to the extent the Milestones are achieved or, in the absence of Milestones, the Board of Directors has, in its sole discretion, otherwise determined an amount for Mr. Gutierrez’s bonus for the initial 12 months of his employment, a pro rata portion of his annual bonus for the initial 12 months of his employment, to be paid to him on the date such annual bonus would have been payable to him had he remained employed by the Company; plus (iii) any other accrued compensation and Benefits, as defined in the Employment Agreement. In the event of a termination of employment by Mr. Gutierrez for “good reason”, as defined in the Employment Agreement, Mr. Gutierrez shall receive: (i) twelve (12) months of his then in effect base salary, subject to his compliance with the non-competition, non-solicitation and confidentiality provisions of the Employment Agreement.  As of March 31, 2009, the Company has accrued a bonus payable to Mr. Gutierrez in the amount of $104,167 representing ten months bonus accrual.

(12)  Subsequent Events

On May 1, 2009, the Company granted under the Amended and Restated 2008 Equity Incentive Plan options to purchase 50,000 shares of its Common Stock to its geologist. These options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $1.59.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on April 10, 2009 for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on our financial statements which have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008.

You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview and Going Concern

We are an international, development stage oil and gas exploration and production company focusing our business in South America. We have established an operating branch in Colombia, we have entered into two initial working interest agreements, with Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc. (AIM: PELE), and with Emerald Energy Plc Sucursal Colombia (“Emerald”), a branch of Emerald Energy Plc. (AIM: EEN), and we are currently evaluating additional investment prospects, companies and existing exploration and production opportunities in Colombia and Peru, while keeping alert for opportunities in other South American countries.

We were incorporated in the State of Nevada on June 9, 2006 under the name La Cortez Enterprises, Inc. to pursue certain business opportunities in Mexico1. During 2008, our Board of Directors decided to redirect the Company’s efforts towards identifying and pursuing business in the oil and gas sector in South America. As a reflection of this change in our strategic direction, we changed our name to La Cortez Energy, Inc.

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least March 31, 2010.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.   Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on April 10, 2009 that raises substantial doubt about our ability to continue as a going concern.  The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

1.    We were originally formed to create, market and sell gourmet chocolates wholesale and retail throughout Mexico, as more fully described in our registration statement on Form SB-2 as filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2006.

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Results of Operations

We are still in our development stage and have generated no operating revenues to date.

First Quarter 2009 Compared with First Quarter 2008

General and Administrative Expenses

We incurred total expenses of $795,223 for the three month period ended March 31, 2009 compared to $1,120,777 for the three month period ended March 31, 2008. Our payroll expenses increased to $387,935 for the three month period ended March 31, 2009 from zero for the three month period ended March 31, 2008; professional fees decreased to $222,857 for the three month period ended March 31, 2009 from $1,108,117 for the three month period ended March 31, 2008; travel expenses increased to $74,528 for the three month period ended March 31, 2009 from $6,090 for the three month period ended March 31, 2008; rent expense increased to $22,231 for the three month period ended March 31, 2009 from $600 for the three month period ended March 31, 2008; and other expenses increased to $73,692 for the three month period ended March 31, 2009 from $5,970 for the three month period ended March 31, 2008. The decrease in expenses for the three month period ended March 31, 2009 as compared to the same period in 2008 is attributable primarily to increased general, administrative and legal expenses incurred in connection with our new business activities in South America and administrative costs, of which the increase was offset by the fair value of common stock issued for consulting services fees of $1,000,000 recognized during the three months ended March 31, 2008.

Non-operating Income (Expense), Net

Net non-operating income for the three months ended March 31, 2009, was $74,897 compared to net interest income of $430 for the three months ended March 31, 2008. Interest income in the amount of $17,523 was earned on our cash deposits resulting from our Private Placement and Unit Offering for the three months ended March 31, 2009.  Also, during the three month ended March 31, 2009, we recognized an unrealized gain from the decrease in the fair value of the derivative instruments liability of $57,374.

Net Loss

Our net loss for the three month period ended March 31, 2009 was $720,326 compared to $1,120,347 for the three month period ended March 31, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2009 was $2,821,428 compared to $6,733,381 as of December 31, 2008.  This decrease was due to payments for unproved oil and gas properties during the three month period ended March 31, 2009.

On March 14, 2008, we closed a private placement (the “Private Placement”) of our common stock, $0.01 par value per share (the “Common Stock”).  In the Private Placement, we offered our shares of Common Stock at a price of $1.00 per share and we derived total proceeds of $2,314,895, net after expenses, from the sale of 2,400,000 shares of our Common Stock.

On September 10, 2008, we closed a private placement of units (the “Unit Offering”) each Unit consisted of (i) one share of our Common Stock and (ii) a common stock purchase warrant to purchase one-half share of Common Stock, exercisable for a period of five years at an exercise price of $2.25 per share. We offered our Units at a price of $1.25 per Unit and we derived total proceeds of $5,981,000 ($5,762,126 net after expenses) from the sale of 4,784,800 Units.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the Private Placement and the Unit Offering.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.

We recently entered into the memorandum of understanding with Petronorte and a farm-in agreement (the “Farm-In Agreement”) with Emerald.  We expect that our capital commitments to Petronorte will be approximately US $2.3 million in 2009 for Phase 1 seismic reprocessing and acquisition activity costs.  In accordance with the terms of the Emerald Farm-In Agreement, we paid Emerald US $0.948 million on February 12, 2009, as a reimbursement of Emerald’s Phase 1 sunk costs2, and an additional US $ 2.433 million on February 18, 2009, as the first installment on Emerald’s Phase 2 exploratory well costs.  We were required to pay Emerald an additional US $2.433 million for its Phase 2 costs once the drill rig was mobilized to begin drilling on the Maranta block exploratory well.  This second Phase 2 payment was paid to Emerald on May 15, 2009.  We believe that we have sufficient funds to cover our operational overhead for the next few months, but not to make all of the required Emerald and expected Petronorte payments.

We are currently utilizing cash of approximately $100,000 per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  Because we will not be the operator in either of our Petronorte or Emerald projects and assuming no other material changes in our operations, we expect this rate of cash utilization to increase slightly over the next twelve months.

We will need to obtain additional capital in order to meet our working needs and our commitments to Emerald and Petronorte, and to continue to execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private or institutional lenders. Because of recent problems in the credit markets, steep stock market declines, financial institution failures, government bail-outs, the sharp decline in oil and natural gas prices and our status as an early stage company, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, which the Company is actively seeking, we may have to suspend our operations temporarily or cease operations entirely.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

2.    All costs on this project are calculated in Colombian pesos and paid in US dollars.  Because of changes in exchange rates, our capital commitments in US dollars may be more or less than originally calculated and budgeted.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our equity transactions, financial statement disclosures and segregation of duties were material weaknesses.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our condensed consolidated financial statements included in this Form 10-Q accurately reflects our financial condition, results of operations and cash flows for the periods presented. In addition, we engaged independent accounting consultants to assist us with our accounting functions and in performing the additional analyses referred to above.  Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, management engaged consultants to assist the Company on an ongoing basis in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.  In addition, the Company continues to increase its workforce in preparation for leaving the development stage and beginning operations.   We also intend to hire an experienced Chief Financial Officer with an oil and gas industry background.  We believe that these combined actions will remedy the material weaknesses in our current system of internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

Date: May 20, 2009	LA CORTEZ ENERGY, INC.

	By:	/s/ Andres Gutierrez Rivera
Name: Andres Gutierrez Rivera
Title: Principal Executive Officer

	By:	/s/ Nadine C. Smith
Name: Nadine C. Smith
Title: Interim Principal Financial Officer