Form 10-Q/A
period 2008-03-31
La Cortez Energy, Inc.
filed 2009-06-01
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☒

(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 18,935,244 shares of Common Stock outstanding as of May 31, 2009.

EXPLANATORY NOTE

Our condensed financial statements for the three months ended March 31, 2008 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

In April 2009, we concluded that it was necessary to amend this Quarterly Report in order to restate our condensed financial statements for the three months ended March 31, 2008 to reflect the revaluation of 1,000,000 shares (restated for 5:1 forward stock split) of our common stock we issued to a consultant on February 7, 2008 at an original valuation of $0.01 per share (post-5:1 forward stock split), in exchange for services.  Upon review and consideration of the requirements of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” regarding the valuation of this stock, our management has concluded that the shares issued to the consultant should have been valued at $1.00 per share (post-5:1 forward stock split) based on the $1.00 per share stock price we received in our private placement that closed on March 14, 2008.  As a result, we have recognized additional compensation expense of $990,000 and an increase in additional paid-in capital by a corresponding amount.

In the process of preparing this Amendment No. 1 to the March 31, 2008 10-Q, we noted the following other errors in the Form 10-Q as originally filed:

•	The Form 10-Q as previously filed did not include a condensed balance sheet as of the end of the most recent annual period (December 31, 2007). This financial statement has been added.
•
The weighted average number of common shares outstanding in the Statement of Operations for the three months ended March 31, 2008 and 2007 had not been properly restated to reflect the 5:1 forward stock split which occurred on February 21, 2008.

•	The condensed balance sheet as of December 31, 2007 had not been reclassified to properly reflect the 5:1 forward stock split which occurred on February 21, 2008.

The condensed financial statements and other financial information included in this Amendment No. 1 to the March 31, 2008 10-Q have been restated accordingly. Our shareholders should no longer rely on our previously filed financial statements for the three months ended March 31, 2008.  These matters have been discussed by our authorized executive officers and with our independent registered public accounting firm.

As a result of the above changes, management has changed its evaluation of the effectiveness of our disclosure controls and procedures.

This Amendment No. 1 reproduces only those sections of the original Form 10-Q that have been changed as a result of the restatement. This Amendment No. 1 is stated as of the file date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

LA CORTEZ ENERGY, INC.

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements

	Condensed Balance Sheet (unaudited) (restated)	1

	Condensed Statements of Operations (unaudited) (restated)	2

	Condensed Statement of Changes in Shareholders' Equity (unaudited) (restated)	3

	Condensed Statements of Cash Flows (unaudited) (restated)	4

	Notes to the Unaudited Condensed Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4T	Controls and Procedures	10

Part II Other Information		11

Item 6	Exhibits	11

Signatures		12

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

ii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

La Cortez Energy, Inc.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
 (Unaudited)

	March 31, 2008 (Restated)	December 31, 2007 (Restated)
Assets

Cash and cash equivalents	$2,352,915	$1,025
Deposit	500	500

	$2,353,415	$1,525

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable	$10,915	$-
Accrued liabilities	600	1,000
Indebtedness to related party (Note 3)	14,600	14,600

Total liabilities	26,115	15,600

Shareholders’ equity (Note 4):
Common stock, $.001 par value; 300,000,000 and 300,000,000 shares authorized, respectively, 16,400,444 and 20,750,000 shares issued and outstanding, respectively	16,400	20,750
Additional paid-in capital	3,473,322	7,250
Deficit accumulated during development stage	(1,162,422)	(42,075)

Total shareholders’ equity	2,327,300	(14,075)

	$2,353,415	$1,525

See accompanying notes to condensed financial statements

La Cortez Energy, Inc.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
 (Unaudited)

			June 9, 2006
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2008	2007	2008
Operating expenses:	(Restated)	(Restated)	(Restated)
Professional fees	$108,117	$12,735	$137,800
Management fees	—	1,500	7,500
Stock-based compensation	1,000,000	—	1,000,000
Travel	6,090	—	6,090
Rent	600	600	4,200
Other	5,970	419	7,262
Total operating expenses	1,120,777	15,254	1,162,852

Loss from operations	(1,120,777)	(15,254)	(1,162,852)

Non-operating income (expense):
Interest income	652	—	652
Interest expense	(222)	—	(222)

Loss before income taxes	(1,120,347)	(15,254)	(1,162,422)

Income tax provision (Note 5)	—	—	—

Net loss	$(1,120,347)	$(15,254)	$(1,162,422)

Basic and diluted loss per share	$(0.06)	$(0.00)

Basic and diluted weighted average common shares outstanding	19,126,544	20,750,000

See accompanying notes to condensed financial statements

La Cortez Energy, Inc.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Condensed Statement of Changes  in Shareholders' Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at June 9, 2006 (inception)	—	$—	$—	$—	$—

July 2006, common stock sold to president/
sole director at $.0008 per share (Note 3)	*11,250,000	11,250	(2,250)	—	9,000
December 2006, common stock sold pursuant
to a SB-2 registered offering at $.002/share (Note 4)	*9,500,000	9,500	9,500	—	19,000
Net loss, period ended December 31, 2006	—	—	—	(13,239)	(13,239)

Balance at December 31, 2006	*20,750,000	20,750	7,250	(13,239)	14,761

Net loss, year ended December 31, 2007	—	—	—	(28,836)	(28,836)

Balance at December 31, 2007	*20,750,000	20,750	7,250	(42,075)	(14,075)

February 2008, common stock sold to an
officer at $.01 per share (unaudited) (Note 3)	*1,150,000	1,150	10,350	—	11,500
February 2008, common stock issued to a
consultant in exchange for services at $1.00 per share(unaudited) (Restated)(Notes 4 and 7)	*1,000,000	1,000	999,000	—	1,000,000
February 2008, cancellation of former officer's
shares (unaudited) (Note 3)	(9,000,000)	(9,000)	9,000	—	—
February 2008, common stock issued in exchange
for extinguishment of debt and accrued interest at $.50 per share (unaudited) (Note 4)	100,444	100	50,122	—	50,222
March 2008, common stock sold in private
placement offering at $1.00 per share (unaudited) (Note 4)	2,400,000	2,400	2,397,600	—	2,400,000
Net loss, three months ended
March 31, 2008 (unaudited) (Restated)(Note 7)	—	—	—	(1,120,347)	(1,120,347)

Balance at March 31, 2008 (unaudited)(Restated)(Note7)	16,400,444	$16,400	$3,473,322	$(1,162,422)	$2,327,300

* Restated for 5:1 forward stock split (see Note 4)
See accompanying notes to condensed financial statements

La Cortez Energy, Inc.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
 (Unaudited)
			June 9, 2006
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:	(Restated)		(Restated)
Net loss	$(1,120,347)	$(15,254)	$(1,162,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (Note 4)	1,000,000	—	1,000,000
Common stock issued in exchange for interest expense (Note 4)	222	—	222
Changes in operating assets and liabilities:
Prepaid expenses	—	(700)	—
Deposit	—	—	(500)
Accounts payable	10,915	(500)	10,915
Accrued liabilities	(400)	(1,500)	600
Net cash used in operating activities	(109,610)	(17,954)	(151,185)

Cash flows from financing activities:
Proceeds from the sale of common stock (Notes 2 and 4)	2,411,500	—	2,439,500
Proceeds from issuance of note payable (Note 4)	50,000	—	50,000
Proceeds from officer advances (Note 3)	—	—	14,600
Net cash provided by financing activities	2,461,500	—	2,504,100

Net change in cash	2,351,890	(17,954)	2,352,915

Cash, beginning of period	1,025	19,861	—

Cash, end of period	$2,352,915	$1,907	$2,352,915

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing transactions:
Common stock issued in exchange for extinguishment of note payable (Note 4)	$(50,000)	$—	$(50,000)

See accompanying notes to condensed financial statements

LA CORTEZ ENERGY, INC.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(1)	Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2007 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year.  These condensed financial statements should be read in connection with the condensed financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Interim financial data presented herein are unaudited.

As described in Notes 4 and 7, these condensed financial statements as of March 31, 2008 and for the three months then ended have been restated to reflect the revaluation of 1,000,000 shares (restated for 5:1 forward stock split) of the Company’s common stock it issued to a consultant on February 7, 2008 at an original valuation of $0.01 per share (post-5:1 forward stock split), in exchange for services.

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

Common stock issued for services

As further described in Note 7, on February 7, 2008, the Company issued 1,000,000 (post-split) shares of its common stock in exchange for consulting services, which included assisting the CEO in building the Board of Directors and senior management team for the Company. The Company revalued the stock issuance in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” resulting in a restatement of its condensed financial statements as of and for the three months ended March 31, 2008.  Management estimated the revised fair value of the stock issued to the consultant at $1.00 (post-split) per share based on the stock price received in the private placement on March 14, 2008. This resulted in an increase of the stock-based compensation expense by 990,000, which was recognized in the accompanying condensed statement of operations for the three months ended March 31, 2008.

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

(7)	Restatement of previously issued financial statements

Summary of Restatement Items

The condensed financial statements for the three months ended March 31, 2008 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

In April 2009, the Company concluded that it was necessary to amend this Quarterly Report in order to restate its condensed financial statements for the three months ended March 31, 2008 to reflect the revaluation of 1,000,000 shares (restated for 5:1 forward stock split) of its common stock issued to a consultant on February 7, 2008 at an original valuation of $0.01 per share (post-5:1 forward stock split), in exchange for services.  Upon review and consideration of the requirements of EITF 96-18 regarding the valuation of this stock, management has concluded that the shares issued to the consultant should have been valued at $1.00 per share (post-5:1 forward stock split) based on the $1.00 per share stock price the Company received in its private placement that closed on March 14, 2008.  As a result, the Company has recognized additional compensation expense of $990,000 and increased additional paid-in capital by a corresponding amount during the three months ended March 31, 2008.

Impact on Statements of Operations

The impact of the above restatement on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2008 and for the period from June 9, 2006 (Inception) through March 31, 2008 is summarized below.

	Three months ended March 31, 2008
	As initially reported	Adjustment		As restated
Operating expenses:
Professional fees	$108,117	$-		$108,117
Stock-based compensation	10,000	990,000	(a)	1,000,000
Travel	6,090	-		6,090
Rent	600	-		600
Other	5,970	-		5,970
Total operating expense	130,777	990,000		1,120,777

Loss from operations	(130,777)	(990,000)		(1,120,777)

Net other income	430	-		430

Net loss	$(130,347)	$(990,000)		$(1,120,347)

Loss per share – basic and fully diluted	$(0.01)	$(0.05	)(b)	$(0.06)
Weighted average shares outstanding – basic and fully diluted	9,475,222	9,651,322	(c)	19,126,544

(a)	To record additional stock-based compensation for the valuation of common stock issued to a consultant.
(b)	To reflect basic and diluted loss per share based upon corrected net loss.
(c)	To reflect change in weighted average shares outstanding to properly reflect forward stock split.

LA CORTEZ ENERGY, INC.
(Formerly La Cortez Enterprises, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

	Inception through March 31, 2008
	As initially reported	Adjustment	As restated
Operating expenses:
Professional fees	$137,800	$-	$137,800
Management fees	7,500	-	7,500
Stock-based compensation	10,000	990,000 (a)	1,000,000
Travel	6,090	-	6,090
Rent	4,200	-	4,200
Other	7,262	-	7,262
Total operating expense	172,852	990,000	1,162,852

Loss from operations	(172,852)	(990,000)	(1,162,852)

Net other income (expense)	430	-	430

Net loss	$(172,422)	$(990,000)	$(1,162,422)

(a)	To record additional stock-based compensation for the valuation of common stock issued to a consultant.

Balance sheet impact

The following table sets forth the effects of the restatement adjustments on the Company’s condensed balance sheet as of March 31, 2008 as compared to the balance sheet initially filed in the March 31, 2008 Form 10-Q.

	March 31, 2008
	As initially reported	Adjustment		As restated

Current assets	$2,353,415	$-		$2,353,415
Total assets	2,353,415	-		2,353,415

Current liabilities	26,115	-		26,115

Shareholders’ equity:
Common stock	16,400	-		16,400
Additional paid-in capital	2,483,322	990,000	(a)	3,473,322
Deficit accumulated during development stage	(172,422)	(990,000	)(b)	(1,162,422)
Total shareholders’ equity	2,327,300	-		2,327,300

Total liabilities and shareholders’ equity	$2,353,415	$-		$2,353,415

(a)	To correct additional paid-in capital for restated valuation of common stock issued to consultant.
(b)	To reflect aggregate effect of statement of operations adjustment.

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

We incurred total expenses of $1,120,777 for the three month period ended March 31, 2008 compared to $15,254 for the three month period ended March 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in expenses for the three month period ended March 31, 2008 is attributable primarily to increased legal expenses incurred in connection with the our new business activities and the Offering and increased stock-based compensation related to the issuance of common stock to a consultant.

Our net loss for the three months ended March 31, 2008 was $1,120,347 compared to $15,254 for the three month period ended March 31, 2007.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who joined the Company as principal executive officer in June 2008) and principal financial officer (who joined the Company in February 2008 and became principal financial officer in June 2008), of the effectiveness of our disclosure controls and procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our equity transactions, financial statement disclosures and segregation of duties were material weaknesses.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our condensed financial statements included in this Form 10-Q/A accurately reflects our financial condition, results of operations and cash flows for the periods presented.  In addition, we engaged independent accounting consultants to assist us with our accounting functions and in performing the additional analyses referred to above.  Accordingly, management believes that the condensed financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report Amendment No.1:

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

Date: June 1, 2009	LA CORTEZ ENERGY, INC.

	By:	/s/ Andres Gutierrez
		Name:	Andres Gutierrez
		Title:	Principal Executive Officer