Form 10-Q/A
period 2008-06-30
La Cortez Energy, Inc.
filed 2009-06-01
CIK 1368964

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

EXPLANATORY NOTE

Our condensed consolidated financial statements for the six months ended June 30, 2008 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

In April 2009, we concluded that it was necessary to amend this Quarterly Report in order to restate our condensed consolidated financial statements for the six months ended June 30, 2008 to reflect the revaluation of 1,000,000 shares (restated for 5:1 forward stock split) of our common stock we issued to a consultant on February 7, 2008 at an original valuation of $0.01 per share (post-5:1 forward stock split), in exchange for services.  Upon review and consideration of the requirements of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” regarding the valuation of this stock, our management has concluded that the shares issued to the consultant should have been valued at $1.00 per share (post-5:1 forward stock split) based on the $1.00 per share stock price we received in our private placement that closed on March 14, 2008.  As a result, we have recognized additional compensation expense of $990,000 and an increase in additional paid-in capital by a corresponding amount.

In the process of preparing this Amendment No. 1 to the June 30, 2008 10-Q, we noted that the weighted average number of common shares outstanding in the Statement of Operations for the three months and six months ended June 30, 2007 had not been properly restated to reflect the 5:1 forward stock split which occurred on February 21, 2008.  We also noted that the condensed balance sheet as of December 31, 2007 had not been reclassified to properly reflect the 5:1 forward stock split which occurred on February 21, 2008.

In the process of preparing this Amendment No. 1 to the June 30, 2008 10-Q, we also noted that the comparative cash flow information for the six month period ended June 30, 2007 in the original June 30, 2008 Form 10-Q filed on August 14, 2008, erroneously reflected the cash flow information for three months ended March 31, 2007 instead of the cash flow information for the six month period ended June 30, 2007.

The condensed consolidated financial statements and other financial information included in this Amendment No. 1 to the June 30, 2008 10-Q have been restated accordingly. Our shareholders should no longer rely on our previously filed financial statements for the six months ended June 30, 2008.  These matters have been discussed by our authorized executive officers and with our independent registered public accounting firm.

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

ii

LA CORTEZ ENERGY, INC.

iii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Restated)	(Restated)
Assets
Cash and cash equivalents	$2,063,132	$1,025
Prepaid expenses	48,756	—
Total current assets	2,111,888	1,025

Property and equipment, net	45,000	—
Deposit	—	500

	$2,156,888	$1,525

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$22,785	$—
Accrued liabilities	28,814	1,000
Indebtedness to related party (Note 3)	—	14,600

Total liabilities	51,599	15,600

Shareholders’ equity (Notes 3 and 5):
Common stock, $.001 par value; 300,000,000 and 300,000,000 shares authorized, respectively, and 16,400,444 and 20,750,000 shares issued and outstanding, respectively	16,400	20,750
Additional paid-in capital	3,488,022	7,250
Deficit accumulated during development stage	(1,399,133)	(42,075)

Total shareholders’ equity	2,105,289	(14,075)

	$2,156,888	$1,525

See accompanying notes to condensed consolidated financial statements

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					June 9, 2006
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
		(Restated)	(Restated)	(Restated)	(Restated)
Operating expenses:
Compensation	$71,819	$—	$1,071,819	$—	$1,071,819
Professional fees	52,678	2,410	160,796	15,145	190,479
Management fees	—	1,500	—	3,000	7,500
Travel	62,932	—	69,021	—	69,021
Rent	—	600	600	1,200	4,200
Other	56,992	82	62,963	501	64,255
Total operating expenses	244,421	4,592	1,365,199	19,846	1,407,274

Loss from operations	(244,421)	(4,592)	(1,365,199)	(19,846)	(1,407,274)

Non-operating income (expense):
Interest income	7,710	—	8,363	—	8,363
Interest expense	—	—	(222)	—	(222)

Loss before income taxes	(236,711)	(4,592)	(1,357,058)	(19,846)	(1,399,133)

Income tax provision (Note 6)	—	—	—	—	—

Net loss	$(236,711)	$(4,592)	$(1,357,058)	$(19,846)	$(1,399,133)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.08)	$(0.00)

Basic and diluted weighted average common shares outstanding	16,400,444	20,750,000	17,071,746	20,750,000

See accompanying notes to condensed consolidated financial statements

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Condensed Consolidated Changes in Shareholders’ Equity
(Unaudited)

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-in	Development
		Shares	Amount	Capital	Stage	Total

Balance at June 9, 2006 (inception)		—	$—	$—	$—	$—

July 2006, common stock sold to president/
sole director at $.0008 per share (Note 3)	*	11,250,000	11,250	(2,250)	—	9,000
December 2006, common stock sold pursuant
to a SB-2 registered offering at $.002/share
(Note 5)	*	9,500,000	9,500	9,500	—	19,000
Net loss, period ended December 31, 2006		—	—	—	(13,239)	(13,239)

Balance at December 31, 2006	*	20,750,000	20,750	7,250	(13,239)	14,761

Net loss, year ended December 31, 2007		—	—	—	(28,836)	(28,836)

Balance at December 31, 2007	*	20,750,000	20,750	7,250	(42,075)	(14,075)

February 2008, common stock sold to an
officer at $.01 per share (unaudited) (Note 3)	*	1,150,000	1,150	10,350	—	11,500
February 2008, common stock issued to a
consultant in exchange for services at $1.00
per share (unaudited) (Restated) (Notes 5 and 10)	*	1,000,000	1,000	999,000	—	1,000,000
February 2008, cancellation of former officer's
shares (unaudited) (Note 3)		(9,000,000)	(9,000)	9,000	—	—
February 2008, common stock issued in exchange
for extinguishment of debt and accrued
interest at $.50 per share (unaudited) (Note 5)		100,444	100	50,122	—	50,222
March 2008, common stock sold in private
placement offering at $1.00 per share
(unaudited) (Note 5)		2,400,000	2,400	2,397,600	—	2,400,000
June 2008, indebtedness forgiven by related
party (unaudited) (Note 3)		—	—	14,700	—	14,700
Net loss, six months ended
June 30, 2008 (unaudited) (Restated)(Note 10)		—	—	—	(1,357,058)	(1,357,058)

Balance at June 30, 2008 (unaudited) (Restated)(Note 10)		16,400,444	$16,400	$3,488,022	$(1,399,133)	$2,105,289

* Restated for 5:1 forward stock split (see Note 5)

See accompanying notes to condensed consolidated financial statements

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			June 9, 2006
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2008	2007	2008
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(1,357,058)	$(19,846)	$(1,399,133)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	847	—	847
Stock-based compensation	1,000,000	—	1,000,000
Common stock issued in exchange for
interest expense	222	—	222
Changes in operating assets and liabilities:
Prepaid expenses	(48,756)	—	(48,756)
Deposit	500	—	—
Accounts payable	22,785	—	22,785
Accrued liabilities	27,814	(2,300)	28,814
Indebtedness to related party	100	—	100
Net cash used in operating activities	(353,546)	(22,146)	(395,121)

Cash flows from investing activities:
Purchases of property and equipment	(45,847)	—	(45,847)
Net cash used in investing activities	(45,847)	—	(45,847)

Cash flows from financing activities:
Proceeds from the sale of common stock	2,411,500	—	2,439,500
Proceeds from issuance of note payable	50,000	—	50,000
Proceeds from officer advances	—	12,600	14,600
Net cash provided by financing activities	2,461,500	12,600	2,504,100

Net change in cash	2,062,107	(9,546)	2,063,132

Cash, beginning of period	1,025	19,861	—

Cash, end of period	$2,063,132	$10,315	$2,063,132

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing transactions:
Common stock issued in exchange for
extinguishment of note payable	$(50,000)	$—	$(50,000)

See accompanying notes to condensed consolidated financial statements

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

As described in Notes 5 and 10, these condensed financial statements as of June 30, 2008 and for the six months then ended have been restated to reflect the revaluation of 1,000,000 shares (restated for 5:1 forward stock split) of the Company’s common stock it issued to a consultant on February 7, 2008 at an original valuation of $0.01 per share (post-5:1 forward stock split), in exchange for services.

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

LCE was incorporated on June 9, 2006 in the State of Nevada. LCE was originally formed to create market and sell gourmet chocolates wholesale and retail throughout Mexico, as more fully described in its registration statement on Form SB-2 as filed with the SEC on November 7, 2006 (the “Legacy Business”). This business has been discontinued. On February 7, 2008, LCE changed its name from La Cortez Enterprises, Inc. to La Cortez Energy, Inc. See Note 9, Subsequent Events.

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

Common stock issued for services

As further described in Note 10, on February 7, 2008, the Company issued 1,000,000 (post-split) shares of its common stock in exchange for consulting services, which included assisting the CEO in building the Board of Directors and senior management team for the Company. The Company revalued the stock issuance in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” resulting in a restatement of its condensed consolidated financial statements as of and for the six months ended June 30, 2008.  Management estimated the revised fair value of the stock issued to the consultant at $1.00 (post-split) per share based on the stock price received in the private placement on March 14, 2008. This resulted in an increase of the stock-based compensation expense by 990,000, which was recognized in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2008.

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

On July 23, 2008, the Company granted options to purchase (i) 100,000 shares of its common stock to each of Jaime Navas Gaona and Richard G. Stevens, newly appointed directors, and (ii) 150,000 shares, to Highlands Capital, Inc., a consultant to the Company. The options vest pro-rata over a 36 month period and have a 5 year term. They were granted with an exercise price equal to $2.47.

To date, we have granted options exercisable for 1,800,000 shares of our Common Stock.

Colombia Office

The Company expects to incur $122,957 in expenses for the set-up of its Bogota office, which is expected to be completed during the third quarter of 2008.

(10)	Restatement of previously issued financial statements

Summary of Restatement Items

The condensed consolidated financial statements for the six months ended June 30, 2008 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

In April 2009, the Company concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the six months ended June 30, 2008 to reflect the revaluation of 1,000,000 shares (restated for 5:1 forward stock split) of its common stock issued to a consultant on February 7, 2008 at an original valuation of $0.01 per share (post-5:1 forward stock split), in exchange for services.  Upon review and consideration of the requirements of EITF 96-18 regarding the valuation of this stock, management has concluded that the shares issued to the consultant should have been valued at $1.00 per share (post-5:1 forward stock split) based on the $1.00 per share stock price the Company received in its private placement that closed on March 14, 2008.  As a result, the Company has recognized additional compensation expense of $990,000 and increased additional paid-in capital by a corresponding amount during the six months ended June 30, 2008.

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Impact on Statements of Operations

The impact of the above restatement on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2008 and for the period from June 9, 2006 (Inception) through June 30, 2008 is summarized below.

	Six months ended June 30, 2008
	As initially reported	Adjustment		As restated
Operating expenses:
Payroll	$71,819	$-		$71,819
Professional fees	160,796	-		160,796
Stock-based compensation	10,000	990,000	(a)	1,000,000
Travel	69,021	-		69,021
Rent	600	-		600
Other	62,963	-		62,963
Total operating expense	375,199	990,000		1,365,199

Loss from operations	(375,199)	(990,000)		(1,365,199)

Net other income (expense)	8,141	-		8,141

Net loss	$(367,058)	$(990,000)		$(1,357,058)

Loss per share – basic and fully diluted	$(0.02)	$(0.06)	(b)	$(0.08)

(a)	To record additional stock-based compensation for the valuation of common stock issued to a consultant.
(b)	To reflect basic and diluted loss per shares based upon corrected net loss.

	Inception through June 30, 2008
	As initially reported	Adjustment		As restated
Operating expenses:
Payroll	$71,819	$-		$71,819
Professional fees	190,479	-		190,479
Management fees	7,500	-		7,500
Stock-based compensation	10,000	990,000	(a)	1,000,000
Travel	69,021	-		69,021
Rent	4,200	-		4,200
Other	64,255	-		64,255
Total operating expense	417,274	990,000		1,407,274

Loss from operations	(417,274)	(990,000)		(1,407,274)

Net other income	8,141	-		8,141

Net loss	$(409,133)	$(990,000)		$(1,399,133)

(a)	To record additional stock-based compensation for the valuation of common stock issued to a consultant.

LA CORTEZ ENERGY, INC.
And Subsidiary
LA CORTEZ ENERGY COLOMBIA, E.U.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Balance sheet impact

The following table sets forth the effects of the restatement adjustments on the Company’s condensed consolidated balance sheet as of June 30, 2008 as compared to the balance sheet initially filed in the June 30, 2008 Form 10-Q.

	June 30, 2008
	As initially reported	Adjustment		As restated

Current assets	$2,111,888	$-		$2,111,888
Total assets	2,156,888	-		2,156,888

Current liabilities	51,599	-		51,599

Shareholders’ equity:
Common stock	16,400	-		16,400
Additional paid-in capital	2,498,022	990,000	(a)	3,488,022
Deficit accumulated during development stage	(409,133)	(990,000)	(b)	(1,399,133)
Total shareholders’ equity	2,105,289	-		2,105,289

Total liabilities and shareholders’ equity	$2,156,888	$-		$2,156,888

(a)	To correct additional paid-in capital for restated valuation of common stock issued to consultant.
(b)	To reflect aggregate effect of statement of operations adjustment.

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

First Six Months of 2008 Compared with First Six Months of 2007

We incurred total expenses of $1,365,199 for the six month period ended June 30, 2008 compared to $19,846 for the six month period ended June 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in expenses for the six month period ended June 30, 2008 is attributable primarily to increased legal expenses incurred in connection with the our new business activities, costs related to the Private Placement and increased stock based compensation related to the issuance of common stock to a consultant.

Our net loss for the six months ended June 30, 2008 was $(1,357,058) compared to $(19,846) for the six month period ended June 30, 2007.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who joined the Company as principal executive officer in June 2008) and principal financial officer (who joined the Company in February 2008 and became principal financial officer in June 2008), of the effectiveness of our disclosure controls and procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our equity transactions, financial statement disclosures and segregation of duties were material weaknesses.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our condensed consolidated financial statements included in this Form 10-Q/A accurately reflects our financial condition, results of operations and cash flows for the periods presented.  In addition, we engaged independent accounting consultants to assist us with our accounting functions and in performing the additional analyses referred to above.  Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report Amendment No. 1:

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