Form 10-Q/A
period 2008-09-30
La Cortez Energy, Inc.
filed 2009-06-01
CIK 1368964

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 18,935,244 shares of Common Stock outstanding as of May 31, 2009.

EXPLANATORY NOTE

Our condensed consolidated financial statements for the nine months ended September 30, 2008 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

In April 2009, we concluded that it was necessary to amend this Quarterly Report in order to restate its condensed consolidated financial statements for the nine months ended September 30, 2008 to reflect the revaluation of 1,000,000 shares (restated for 5:1 forward stock split) of our common stock we issued to a consultant on February 7, 2008 at an original valuation of $0.01 per share (post-5:1 forward stock split), in exchange for services.  Upon review and consideration of the requirements of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” regarding the valuation of this stock, our management has concluded that the shares issued to the consultant should have been valued at $1.00 per share (post-5:1 forward stock split) based on the $1.00 per share stock price we received in our private placement that closed on March 14, 2008.  As a result, we have recognized additional compensation expense of $990,000 and an increase in additional paid-in capital by a corresponding amount.

In the process of preparing this Amendment No. 1 to the September 30, 2008 10-Q, we noted that the weighted average number of common shares outstanding in the Statement of Operations for the nine months ended September 30, 2008 and the three months and nine months ended September 30, 2007 had not been properly restated to reflect the 5:1 forward stock split which occurred on February 21, 2008.  We also noted that the condensed balance sheet as of December 31, 2007 had not been reclassified to properly reflect the 5:1 forward stock split which occurred on February 21, 2008.

The condensed consolidated financial statements and other financial information included in this Amendment No. 1 to the September 30, 2008 10-Q have been restated accordingly. Our shareholders should no longer rely on our previously filed financial statements for the nine months ended September 30, 2008.  These matters have been discussed by our authorized executive officers and with our independent registered public accounting firm.

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

ii

LA CORTEZ ENERGY, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheet (unaudited) (restated)	1

	Condensed consolidated Statements of Operations (unaudited) (restated)	2

	Consolidated Statements of Changes in Shareholders’ Equity (unaudited) (restated)	3

	Condensed Consolidated Statements of Cash Flows (unaudited) (restated)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4T	Controls and Procedures	17

Part II Other Information		18

Item 6	Exhibits	18

Signatures		19

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

iii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
 LA CORTEZ ENERGY, INC.
And Subsidiaries
 (a Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Restated)	(Restated)
Assets
Cash and cash equivalents	$7,278,613	$1,025
Prepaid expenses	34,942	—
Total current assets	7,313,555	1,025

Property and equipment, net	146,295	—
Deposit	—	500
	$7,459,850	$1,525

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$79,898	$—
Accrued liabilities	39,809	1,000
Indebtedness to related party (Note 3)	—	14,600
Total liabilities	119,707	15,600

Shareholders’ equity (Notes 3 and 5):
Common stock, $.001 par value; 300,000,000 and 300,000,000 shares authorized, respectively, 18,935,244 and 20,750,000 shares issued and outstanding, respectively	18,935	20,750
Additional paid-in capital	9,379,649	7,250
Deficit accumulated during development stage	(2,058,441)	(42,075)
Total shareholders’ equity	7,340,143	(14,075)

	$7,459,850	$1,525

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		June 9, 2006 (Inception) Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
		(Restated)	(Restated)	(Restated)	(Restated)
Operating expenses:
Compensation	$294,938	$—	$1,366,757	$—	$1,366,757
Professional fees	159,084	2,500	319,880	17,645	349,563
Management fees	—	1,500	—	4,500	7,500
Travel	54,287	—	123,308	—	123,308
Rent	31,595	600	32,195	1,800	35,795
Other	134,696	41	197,659	542	198,951
Total operating expenses	674,600	4,641	2,039,799	24,487	2,081,874

Loss from operations	(674,600)	(4,641)	(2,039,799)	(24,487)	(2,081,874)

Non-operating income (expense):
Interest income	15,292	—	23,655	—	23,655
Interest expense	—	—	(222)	—	(222)

Loss before income taxes	(659,308)	(4,641)	(2,016,366)	(24,487)	(2,058,441)

Income tax provision (Note 6)	—	—	—	—	—

Net loss	$(659,308)	$(4,641)	$(2,016,366)	$(24,487)	$(2,058,441)

Basic and diluted loss per share	$(0.04)	$(0.00)	$(0.12)	$(0.01)

Basic and diluted weighted average common shares outstanding	16,161,808	20,750,000	17,326,616	20,750,000

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
And Subsidiaries
 (a Development Stage Company)
Condensed Consolidated Changes in Shareholders’ Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Par Value	Capital	Stage	Total

Balance at June 9, 2006 (inception)	—	$—	$—	$—	$—

July 2006, common stock sold to president/ sole director at $.0008 per share (Note 3) *	11,250,000	11,250	(2,250)	—	9,000
December 2006, common stock sold pursuant to a SB-2 registered offering at $.002/share (Note 5) *	9,500,000	9,500	9,500	—	19,000
Net loss, period ended December 31, 2006	—	—	—	(13,239)	(13,239)

Balance at December 31, 2006 *	20,750,000	20,750	7,250	(13,239)	14,761

Net loss, year ended December 31, 2007	—	—	—	(28,836)	(28,836)

Balance at December 31, 2007 *	20,750,000	20,750	7,250	(42,075)	(14,075)

February 2008, common stock sold to an officer at $.01 per share (unaudited) (Note 3) *	1,150,000	1,150	10,350	—	11,500
February 2008, common stock issued to a consultant in exchange for services at $1.00 per share (unaudited) (Restated) (Notes 5 and 10) *	1,000,000	1,000	999,000	—	1,000,000
February 2008, cancellation of former officer's shares (unaudited) (Note 2)	(9,000,000)	(9,000)	9,000	—	—
February 2008, common stock issued in exchange for extinguishment of debt and accrued interest at $.50 per share (unaudited) (Note 5)	100,444	100	50,122	—	50,222
March 2008, common stock sold in private placement offering at $1.00 per share, less offering costs totaling $85,105 (unaudited) (Note 5)	2,400,000	2,400	2,312,495	—	2,314,895
June 2008, indebtedness forgiven by related party (unaudited) (Note 3)	—	—	14,700	—	14,700
September 2008, common stock sold in private placement offering at $1.25 per share, less offering costs totaling $130,874 (unaudited) (Note 5)	4,784,800	4,785	5,845,341	—	5,850,126
August 2008, cancellation of former officer's shares (unaudited) (Note 2)	(2,250,000)	(2,250)	2,250	—	—
Stock based compensation (unaudited) (Note 8)	—	—	129,141	—	129,141
Net loss, nine months ended September 30, 2008 (unaudited) (Restated)(Note 10)	—	—	—	(2,016,366)	(2,016,366)

Balance at September 30, 2008 (unaudited) (Restated)(Note 10)	18,935,244	$18,935	$9,379,649	$(2,058,441)	$7,340,143

* Restated for 5:1 forward stock split (see Note 5)

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
And Subsidiaries
 (a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			June 9, 2006
			(Inception)
	Nine Months Ended		through
	September 30,		September 30,
	2008	2007	2008
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	$(2,016,366)	$(24,487)	$(2,058,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,310	—	30,310
Stock-based compensation	1,129,141	—	1,129,141
Common stock issued in exchange for
interest expense	222	—	222
Changes in operating assets and liabilities:
Prepaid expenses	(34,942)	—	(34,942)
Deposit	500	—	—
Accounts payable	79,898	(500)	79,898
Accrued liabilities	38,809	(2,100)	39,809
Indebtedness to related party	100	—	100
Net cash used in operating activities	(772,328)	(27,087)	(813,903)

Cash flows from investing activities:
Purchases of property and equipment	(176,605)	—	(176,605)
Net cash used in investing activities	(176,605)	—	(176,605)

Cash flows from financing activities:
Proceeds from the sale of common stock	8,392,500	—	8,420,500
Payments for common stock offering costs	(215,979)	—	(215,979)
Proceeds from issuance of note payable	50,000	—	50,000
Proceeds from officer advances	—	12,600	14,600
Net cash provided by financing activities	8,226,521	12,600	8,269,121

Net change in cash	7,277,588	(14,487)	7,278,613
Cash, beginning of period	1,025	19,861	—

Cash, end of period	$7,278,613	$5,374	$7,278,613

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing transactions:
Common stock issued in exchange for extinguishment of note payable	$(50,000)	$—	$(50,000)

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)       Basis of Presentation

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in its audited financial statements for the period ended December 31, 2007 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the development stage and consequently its financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.

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

As described in Notes 5 and 10, these condensed financial statements as of September 30, 2008 and for the nine months then ended have been restated to reflect the revaluation of 1,000,000 shares (restated for 5:1 forward stock split) of the Company’s common stock it issued to a consultant on February 7, 2008 at an original valuation of $0.01 per share (post-5:1 forward stock split), in exchange for services.

(2)       Organization

La Cortez Energy, Inc. (“LCE,” and together with its subsidiaries, La Cortez Energy Colombia, Inc., a Cayman Islands corporation, and La Cortez Energy Colombia, E.U., a Colombia corporation, the “Company” )  is an international, early stage oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America. The Company is currently evaluating ways to optimize its business structure in each jurisdiction where it intends to conduct its business and is currently establishing a branch in Colombia.

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

Common Stock issued for services

As further described in Note 10, on February 7, 2008, the Company issued 1,000,000 (post-split) shares of its common stock in exchange for consulting services, which included assisting the CEO in building the Board of Directors and senior management team for the Company. The Company revalued the stock issuance in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” resulting in a restatement of its condensed consolidated financial statements as of and for the nine months ended September 30, 2008.  Management estimated the revised fair value of the stock issued to the consultant at $1.00 (post-split) per share based on the stock price received in the private placement on March 14, 2008. This resulted in an increase of the stock-based compensation expense by 990,000, which was recognized in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008.

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

Common Stock issued to extinguish debt

On February 8, 2008, the Company issued a $50,000 promissory note to Milestone Enhanced Fund Ltd. (“Milestone”) in exchange for Milestone’s $50,000 working capital loan to the Company. The note was due within one year of its date of issuance and carried a 9% annual interest rate. On February 25, 2008, for the Company issued 100,444 shares of Common Stock in exchange for full payment of the note and accrued interest. This transaction was valued by the Company’s Board of Directors at the fair value of the Common Stock issued, or 100,000 shares at $.50/share for the principal and 444 shares at $.50/share for the accrued interest which amounted to $222.

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

The Company is amortizing this lease as it is paid rather than expensing it on a straight line basis. The difference between the two methods is not material.

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

Stock Option Awards

On July 1, 2008, the Company granted options to purchase (i) 1,000,000 shares of its Common Stock to Andres Gutierrez, the Company’s President and Chief Executive Officer, (ii) 175,000 shares of its Common Stock to Nadine C. Smith, the Company’s Chairman and Vice President, (iii) 100,000 shares of its Common Stock to Jaime Ruiz, a newly appointed director, and (iv) an additional 175,000 shares of its Common Stock to three employees of its Colombian subsidiary. The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $2.20 per share.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 23, 2008, the Company granted options to purchase (i) 100,000 shares of its Common Stock to each of Jaime Navas Gaona and Richard G. Stevens, newly appointed directors, (ii) 150,000 shares, to Highlands Capital, Inc., a consultant to the Company, and (iii) an additional 75,000 shares of its Common Stock to one employee of its Colombian subsidiary. The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $2.47 per share.

 Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	—	—
Granted	1,875,000	$2.27
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2008	1,875,000	$2.27	10.0	$—
Exercisable at September 30, 2008	—	—	—	—
Vested and expected to vest at September 30, 2008	—	—	—	—

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
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Restatement of previously issued financial statements

Summary of Restatement Items

The condensed consolidated financial statements for the nine months ended September 30, 2008 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:

In April 2009, the Company concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the nine months ended September 30, 2008 to reflect the revaluation of 1,000,000 shares (restated for 5:1 forward stock split) of its common stock issued to a consultant on February 7, 2008 at an original valuation of $0.01 per share (post-5:1 forward stock split), in exchange for services.  Upon review and consideration of the requirements of EITF 96-18 regarding the valuation of this stock, management has concluded that the shares issued to the consultant should have been valued at $1.00 per share (post-5:1 forward stock split) based on the $1.00 per share stock price the Company received in its private placement that closed on March 14,2008.  As a result, the Company has recognized additional compensation expense of $990,000 and increased additional paid-in capital by a corresponding amount during the nine months ended September 30, 2008.

Impact on Statements of Operations

The impact of the above restatement on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2008 and for the period from June 9, 2006 (Inception) through September 30, 2008 is summarized below.

	Nine months ended September 30, 2008
	As initially reported	Adjustment		As restated
Operating expenses:
Payroll	$237,616	$-		$237,616
Professional fees	319,880	-		319,880
Stock-based compensation	139,141	990,000	(a)	1,129,141
Travel	123,308	-		123,308
Rent	32,195	-		32,195
Other	197,659	-		197,659
Total operating expense	1,049,799	990,000		2,039,799

Loss from operations	(1,049,799)	(990,000)		(2,039,799)

Net other income (expense)	23,433	-		23,433

Net loss	$(1,026,366)	$(990,000)		$(2,016,366)

Loss per share – basic and fully diluted	$(0.07)	$(0.05	)(b)	$(0.12)
Weighted average shares outstanding – basic and fully diluted	14,029,075	3,297,541	(c)	17,326,616

(a)	To record additional stock-based compensation for the valuation of common stock issued to a consultant.
(b)	To reflect basic and diluted loss per share based upon corrected net loss.
(c)	To reflect proper weighted average shares outstanding based on the forward stock split.

LA CORTEZ ENERGY, INC.
And Subsidiaries
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Inception through September 30, 2008
	As initially reported	Adjustment	As restated
Operating expenses:
Payroll	$237,616	$-	$237,616
Professional fees	349,563	-	349,563
Management fees	7,500	-	7,500
Stock-based compensation	139,141	990,000 (a)	1,129,141
Travel	123,308	-	123,308
Rent	35,795	-	35,795
Other	198,951	-	198,951
Total operating expense	1,091,874	990,000	2,081,874

Loss from operations	(1,091,874)	(990,000)	(2,081,874)

Net other income	23,433	-	23,433

Net loss	$(1,068,441)	$(990,000)	$(2,058,441)

(a)	To record additional stock-based compensation for the valuation of common stock issued to a consultant.

Balance sheet impact

The following table sets forth the effects of the restatement adjustments on the Company’s condensed consolidated balance sheet as of September 30, 2008 as compared to the balance sheet initially filed in the September 30, 2008 Form 10-Q.

	September 30, 2008
	As initially reported	Adjustment		As restated

Current assets	$7,313,555	$-		$7,313,555
Total assets	7,459,850	-		7,459,850

Current liabilities	119,707	-		119,707

Shareholders’ equity:
Common stock	18,935	-		18,935
Additional paid-in capital	8,389,649	990,000	(a)	9,379,649
Deficit accumulated during development stage	(1,068,441)	(990,000	)(b)	(2,058,441)
Total shareholders’ equity	7,340,143	-		7,340,143

Total liabilities and shareholders’ equity	$7,459,850	$-		$7,459,850

(a)	To correct additional paid-in capital for restated valuation of common stock issued to consultant.
(b)	To reflect aggregate effect of statement of operations adjustment.

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

Our principal executive offices are located at Calle 67 #7-35, Oficina 409, Bogota, Colombia, and our telephone number at our principal executive offices is (941) 870-5433. Our website address is  www.lacortezenergy.com .. Our fiscal year end is December 31.

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

First Nine Months of 2008 Compared with First Nine Months of 2007

General and Administrative Expenses

We incurred total expenses of $2,039,799 for the nine month period ended September 30, 2008 compared to $24,487 for the nine month period ended September 30, 2007. Our payroll expenses increased to $237,616 for the nine month period ended September 30, 2008 from zero for the nine month period ended September 30, 2007; professional fees increased to $319,880 for the nine month period ended September 30, 2008 from $17,645 for the nine month period ended September 30, 2007, stock-based compensation increased to $1,129,141for the nine month period ended September 30, 2008 from zero for the nine month period ended September 30, 2007, travel expenses increased to $123,308 for the nine month period ended September 30, 2008 from zero for the nine month period ended September 30, 2007; rent expense increased to $32,195 for the nine month period ended September 30, 2008 from $1,800 for the nine month period ended September 30, 2007; and other expenses increased to $197,659 for the nine month period ended September 30, 2008 from $542 for the nine month period ended September 30, 2007. The increase in expenses for the nine month period ended September 30, 2008 is attributable primarily to increased general, administrative and legal expenses incurred in connection with the our new business activities in South America, legal and administrative costs related to the Private Placement and the Unit Offering, and increased stock-based compensation related to the issuance of common stock to a consultant.

Interest Income, Net

Net interest income for the nine months ended September 30, 2008, was $23,433 compared to no interest income for the nine months ended September 30, 2007. This interest income was earned on our cash deposits resulting from our Private Placement and Unit Offering.

Net Losses

Our net loss for the nine months ended September 30, 2008 was $(2,016,366) compared to $(24,487) for the nine month period ended September 30, 2007.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who joined the Company as principal executive officer in June 2008) and principal financial officer (who joined the Company in February 2008 and became principal financial officer in June 2008), of the effectiveness of our disclosure controls and procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our equity transactions, financial statement disclosures and segregation of duties were material weaknesses.

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