Form 10-Q
period 2009-06-30
La Cortez Energy, Inc.
filed 2009-08-14
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

There were 24,000,244 shares of Common Stock outstanding as of August 14, 2009.

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to identify and exploit available business opportunities in the energy sector in Colombia and Peru and, more generally, in Latin America and to establish the technical and managerial infrastructure to take advantage of, and successfully participate in such opportunities, the ability of our joint venture partners who may be operating the projects in which we participate to effectively manage such operations, our ability to raise sufficient capital to successfully participate in projects in our field of operations, future economic conditions, political stability and energy prices.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ii

LA CORTEZ ENERGY, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - June 30, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations (unaudited) - Three and six months ended June 30, 2009 and June 30, 2008, and from June 9, 2006 (Inception) throughJune 30, 2009	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (unaudited) - From June 9, 2006 (Inception) through June 30, 2009	3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2009 and June 30, 2008, and from June 9, 2006 (Inception) through June 30, 2009	4

	Notes to the Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 4T	Controls and Procedures	28

Part II Other Information

Item 1	Legal Proceedings	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 5	Other Information	29

Item 6	Exhibits	29

Signatures		30

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit – Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer

iii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008

Assets
Cash and cash equivalents	$5,004,675	$6,733,381
Employee advances and other receivables	38,769	-
Prepaid expenses	44,444	20,132
Total current assets	5,087,888	6,753,513
Property and equipment, net of accumulated depreciation of $66,652 and $38,719,
respectively	235,354	231,604
Unproved oil and natural gas properties, full cost method	5,868,790	-
Total assets	$11,192,032	$6,985,117

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$114,694	$29,685
Accrued liabilities	211,400	127,107
Derivative warrant instruments	3,662,975	-
Total current liabilities	3,989,069	156,792
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, $.001 par value; 300,000,000 shares authorized; 23,795,244 and 18,935,244 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	23,795	18,935
Additional paid-in capital	11,260,404	9,431,994
Deficit accumulated during the development stage	(4,081,236)	(2,622,604)
Total shareholders' equity	7,202,963	6,828,325

Total liabilities and shareholders' equity	$11,192,032	$6,985,117

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
 (Unaudited)

					June 9, 2006
					(Inception)
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Expenses:
General and administrative	$756,758	$244,421	$1,551,981	$1,365,199	$4,243,368
Loss from operations	(756,758)	(244,421)	(1,551,981)	(1,365,199)	(4,243,368)

Non-operating income (expense):
Unrealized gain on fair value of derivative warrant instruments, net	411,945	-	469,319	-	469,319
Interest income	3,147	7,710	20,670	8,363	89,675
Interest expense	-	-	-	(222)	(222)

Loss before income taxes	(341,666)	(236,711)	(1,061,992)	(1,357,058)	(3,684,596)

Income taxes	-	-	-	-	-

Net loss	$(341,666)	$(236,711)	$(1,061,992)	$(1,357,058)	$(3,684,596)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.06)	$(0.08)

Basic and diluted weighted average common shares outstanding	19,522,717	16,400,444	19,230,603	17,071,746

See accompanying notes to condensed consolidated financial statements

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Condensed Consolidated Changes in Shareholders’ Equity (Deficit)
 From June 9, 2006 (Inception) through June 30, 2009
(Unaudited)

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Balance at June 9, 2006 (inception)		—	$—	$—	$—	$—

July 2006, common stock sold to president/ sole director at $.0008 per share	*	11,250,000	11,250	(2,250)	—	9,000
December 2006, common stock sold pursuant to a SB-2 registered offering at $.002/share	*	9,500,000	9,500	9,500	—	19,000
Net loss, period ended December 31, 2006		—	—	—	(13,239)	(13,239)

Balance at December 31, 2006	*	20,750,000	20,750	7,250	(13,239)	14,761

Net loss, year ended December 31, 2007		—	—	—	(28,836)	(28,836)

Balance at December 31, 2007	*	20,750,000	20,750	7,250	(42,075)	(14,075)

February 2008, common stock sold to an officer at $.01 per share	*	1,150,000	1,150	10,350	—	11,500
February 2008, common stock issued to a consultant in exchange for services at $1.00 per share	*	1,000,000	1,000	999,000	—	1,000,000
February 2008, cancellation of former officer's shares		(9,000,000)	(9,000)	9,000	—	—
February 2008, common stock issued in exchange for extinguishment of debt and accrued interest at $.50 per share		100,444	100	50,122	—	50,222
March 2008, common stock sold in private placement offering at $1.00 per share, less offering costs totaling $85,105		2,400,000	2,400	2,312,495	—	2,314,895
June 2008, indebtedness forgiven by related party		—	—	14,700	—	14,700
August 2008, cancellation of former officer's shares		(2,250,000)	(2,250)	2,250	—	—
September 2008, common stock and warrants sold in private placement offering at $1.25 per share, less offering costs totaling $218,874		4,784,800	4,785	5,757,341	—	5,762,126
Contributed services by interim CFO		—	—	23,333	—	23,333
Stock based compensation		—	—	246,153	—	246,153
Net loss, year ended December 31, 2008		—	—	—	(2,580,529)	(2,580,529)

Balance at December 31, 2008		18,935,244	18,935	9,431,994	(2,622,604)	6,828,325

Cumulative effect of reclassification of warrants (unaudited)		—	—	(1,253,242)	(396,640)	(1,649,882)

Balance at January 1, 2009, as adjusted		18,935,244	18,935	8,178,752	(3,019,244)	5,178,443
June 2009, common stock and warrants sold in private placement offering at $1.25 per share, less offering costs totaling $830,635 (unaudited)		4,860,000	4,860	2,757,007	—	2,761,867

Stock based compensation (unaudited)		—	—	324,645	—	324,645

Net loss, six months ended June 30, 2009 (unaudited)		—	—	—	(1,061,992)	(1,061,992)

Balance at June 30, 2009 (unaudited)		23,795,244	$23,795	$11,260,404	$(4,081,236)	$7,202,963

* Restated for 5:1 forward stock split.
See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			June 9, 2006
			(Inception)
	Six Months Ended		through
	June 30,		June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(1,061,992)	$(1,357,058)	$(3,684,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,933	847	66,652
Stock-based compensation	324,645	1,000,000	1,570,798
Contributed services	-	-	23,333
Common stock issued in exchange for interest expense	-	222	222
Unrealized gain on fair value of derivative warrant instruments, net	(469,319)	-	(469,319)
Changes in operating assets and liabilities:
Employee advances and other receivables	(38,769)	-	(38,769)
Prepaid expenses	(24,312)	(48,756)	(44,444)
Deposit	-	500	-
Accounts payable	85,009	22,785	114,694
Accrued liabilities	84,293	27,814	211,400
Indebtedness to related party	-	100	-
Net cash used in operating activities	(1,072,512)	(353,546)	(2,250,029)

Cash flows from investing activities:
Investments in unproved oil and natural gas properties	(5,868,790)	-	(5,868,790)
Purchases of property and equipment	(31,683)	(45,847)	(302,006)
Net cash used in investing activities	(5,900,473)	(45,847)	(6,170,796)

Cash flows from financing activities:
Proceeds from the sale of common stock	6,074,914	2,411,500	14,495,414
Payments for offering costs	(830,635)	-	(1,134,614)
Proceeds from issuance of note payable	-	50,000	50,000
Proceeds from related party debt	-	-	14,700
Net cash provided by financing activities	5,244,279	2,461,500	13,425,500
Net change in cash	(1,728,706)	2,062,107	5,004,675
Cash, beginning of period	6,733,381	1,025	-

Cash, end of period	$5,004,675	$2,063,132	$5,004,675

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash financing transactions:
Common stock issued in exchange for extinguishment of note
payable	$-	$(50,000)	$(50,222)
Contributed capital associated with forgiveness of debt by
related party	$-	$14,700	$14,700
Cumulative effect of reclassification of warrants (EITF 07-05)	$1,649,882	$-	$1,649,882

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

LCE had established Colombia E.U. in Colombia to explore E&P opportunities in Colombia and Peru.  On April 30, 2009, LCE elected to dissolve Colombia E.U.  The operations of Colombia E.U. were transferred to La Cortez Colombia.  The Colombian activities are being operated through a branch of La Cortez Colombia which was established during the quarter ended March 31, 2009.

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations presented for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

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

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Standards and Developments

Effective January 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether these warrants contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under EITF 07-5. The Company determined that warrants to purchase 2,392,400 shares of common stock, issued in the September 2008 private placement, contained such provisions thereby concluding they were not indexed to the Company’s own stock.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognized the September 2008 private placement warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $396,640 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 and the transfer of the fair value of derivative warrant instruments as of January 1, 2009 from additional paid-in capital to derivative warrant instruments liability of $1,253,242.  The cumulative effect adjustment of $396,640 was the difference between the amounts representing the fair value of warrants to purchase 2,392,400 shares of common stock recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the instruments. EITF 07-5 also requires that such instruments be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of June 30, 2009, and recorded $553,384 and $610,758 unrealized gain to the statement of operations for the three months and six months ended June 30, 2009, respectively. The Company determined the fair values of these securities using a Black-Scholes valuation model.

The Company also determined that warrants to purchase a total of 5,310,000 shares of common stock issued in the June 2009 private placement contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under EITF 07-5.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of these June 2009 warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of June 30, 2009, and recorded $141,439 unrealized loss to the statement of operations for both the three months and six months ended June 30, 2009. The Company determined the fair values of these securities using a Black-Scholes valuation model.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 160; however, the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) .  SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This Statement is effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which will be the Company’s fiscal year 2009. The effect on the Company’s disclosures for derivative instruments as a result of the adoption of SFAS 161 in 2009 was not significant since the Company does not account for any of its derivatives as cash flow hedges.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions during the six months ended June 30, 2009 that would require such disclosures.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, “Determining the Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 clarified the application of SFAS 157 providing additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate (paragraph 19 of FASB Statement No. 154, Accounting Changes and Error Corrections). In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of this FSP, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,  and FSP FAS 115-2 and FAS 124-2,  Recognition and Presentation of Other-Than-Temporary Impairments . This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP-107-1 on June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is August 14, 2009, the date on which the financial statements were issued. See Note 11, Subsequent Events, for further discussion.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt the requirements of SFAS 168 in the third quarter of fiscal year 2009.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	Going Concern

At June 30, 2009, the Company had cash and cash equivalents of $5,004,675 and working capital of $1,098,819. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources during 2009 based upon its current operating plan and condition.

Through June 30, 2009, the Company has been primarily engaged in locating viable investment prospects and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least June 30, 2010.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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

Additionally, the Company’s independent auditors included an explanatory paragraph in their report on La Cortez’s consolidated financial statements included in its Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on April 10, 2009 that raises substantial doubt about La Cortez’s ability to continue as a going concern.

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

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Depletion and depreciation of proved oil and gas properties will be calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.  As of June 30, 2009, all of the Company’s oil and natural gas properties were unproved and were not subject to depletion.

Agreement with Petronorte

On December 22, 2008, the Company entered into a memorandum of understanding (the “MOU”) with Petroleos del Norte S.A. (“Petronorte”), a Colombian subsidiary of Petrolatina Energy Plc., a company existing under the laws of the United Kingdom, that entitles it to a 50% net working interest in the Putumayo 4 block located in the south of Colombia (the “Putumayo 4 Block”).  Petronorte was the successful bidder on the Putumayo 4 Block in the Colombia Mini Round 2008 run by the  Agencia Nacional de Hidrocarburos  (the “ANH”), Colombia’s hydrocarbon regulatory agency.  According to the MOU, the Company will have the exclusive right to a fifty percent (50%) net participation interest in the Putumayo 4 Block and in the exploration and production contract (the “E&P Contract”) after ANH production participation, and will execute an assignment agreement and a joint operating agreement (the “Definitive Agreements”) with Petronorte relating to the Putumayo 4 Block by no later than August 30, 2009.   Petronorte signed an E&P Contract with the ANH in February 2009.  Petronorte will be the “operator” of the E&P Contract.

The Definitive Agreements are expected to provide that each of La Cortez and Petronorte will have a fifty percent (50%) working interest in the Putumayo 4 Block, responsible for fifty percent (50%) of the costs incurred under the E&P Contract, and a fifty percent (50%) revenue interest entitling La Cortez to fifty percent (50%) of the revenues originated from the Putumayo 4 Block, net of La Cortez’s and Petronorte’s royalty payments to the ANH, except that La Cortez will be responsible for paying two-thirds (2/3) of the costs originated from the first 103 kilometers of 2D seismic to be performed in the Block, in accordance with the expected Phase 1 minimum exploration program under the E&P Contract. The Company expects to fund approximately U.S. $2.3 million for Phase 1 seismic reprocessing and acquisition activities in the Putumayo 4 Block during the remainder of 2009.  If a prospective Phase 1 well in a prospect in the Putumayo 4 Block proves productive, Petronorte will reimburse La Cortez for its share of these seismic costs paid by La Cortez in excess of La Cortez’ agreed-upon 50% share of total costs, with production from the Putumayo 4 Block.  La Cortez has not been involved with any activity with regards to the Putumayo 4 Block during the three and six months ended June 30, 2009.

Provided that the Company has satisfactorily complied with payment requirements relating to its share of all costs incurred to the date of its request, Petronorte will submit a request to the ANH to assign a 50% interest in the E&P Contract to La Cortez and will assist it in obtaining such assignment through reasonable means.

Emerald Farm-In Agreement

On February 6, 2009, the Company entered into a farm-in agreement (the “Farm-In Agreement”) with Emerald Energy Plc Sucursal Colombia (“Emerald”), a Colombian branch of Emerald Energy Plc. (“Emerald Energy”), a company existing under the laws of the United Kingdom, for a 20% participating interest (the “Participating Interest”) in the Maranta exploration and production block (“Maranta”) in the Putumayo Basin in Southwest Colombia.

As consideration for its 20% participating interest, the Company reimbursed Emerald $948,000 of its Phase 1 sunk costs.  This amount was paid to Emerald on February 12, 2009 and was capitalized as part of oil and natural gas properties.  Additionally, the Company will bear 65% of the Maranta block Phase 2 costs, of which the Company’s portion of the exploratory well drilling costs were estimated at approximately U.S. $4.875 million, U.S. $2.433 million of which La Cortez paid to Emerald on February 18, 2009 (capitalized as part of oil and natural gas properties) and U.S. $2.433 million of which La Cortez paid to Emerald on May 15, 2009.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 23, 2009, based on the preliminary results of the drilling of the Mirto-1 well, the Company decided to participate with Emerald in the completion and evaluation of Mirto-1.  In accordance with the terms of the Maranta Block Farm-In Agreement, the Company will bear 65% of the Maranta Block Phase 2 costs, including 65% (U.S. $1.2285 million) of the currently estimated U.S. $1.8 million Mirto-1 completion costs.  The Company made this U.S. $1.2285 million payment to Emerald on July 27, 2009.  65% of any additional Phase 2 costs will be paid by the Company as needed, following cash calls by Emerald.  If La Cortez Colombia fails to make required payments in a timely way, it could be subject to a reduction in its 20% Participating Interest, depending on the circumstances.  After the Phase 2 work is completed, La Cortez Colombia will pay 20% of all subsequent costs related to the Maranta block. Once the Company has the final Mirto-1 evaluation results, the Company will ask Emerald to file a request with the ANH to have the Participating Interest in the Maranta Block officially assigned from Emerald to La Cortez Energy Colombia (the “Assignment”).  On August 4, 2009, La Cortez Colombia paid an additional U.S. $243,300 to Emerald for overhead costs, representing 5% of total expenditures, in accordance with the Farm-In Agreement.  The Company expects that the evaluation of the Mirto-1 exploratory well across all of the target reservoirs should be completed in approximately two to three weeks.

La Cortez Colombia expects to sign a joint operating agreement (the “JOA”) with Emerald with respect to the Maranta Block once the ANH has approved the Assignment.  If the ANH does not approve the Assignment, Emerald and the Company have agreed that they will use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the Farm-In Agreement and the JOA, that shall privately govern the relations between the parties with respect to the Maranta Block and which will not require ANH approval.

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

On February 7, 2008, the Company sold 1,150,000 (after giving effect to the common stock split referred to in Note 5 below) shares of its Common Stock to its newly appointed, then sole officer and director for $11,500, or $.01 (post-split) per share.

On September 10, 2008, as part of its 2008 Unit Offering, the Company sold 400,000 Units (see Note 5), at a price of $1.25 per Unit, for a total of $500,000 to its Chairman and Vice President and 50,000 Units for a total of $62,500 to its President and Chief Executive Officer.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On June 19, 2009, as part of its 2009 Unit Offering, the Company sold 160,000 Units (see Note 5), at a price of $1.25 per Unit, for a total of $200,000 to its Chairman and Vice President.

Contributed services

During the year ended December 31, 2008, the Company’s Chairman of the Board and interim CFO contributed services for which the Company determined the fair value to be $23,333, and, accordingly, recognized such amount as compensation expense.

(5)	Shareholders’ Equity

Common Stock split

On February 8, 2008, the articles of incorporation of LCE were amended to increase the authorized capital stock of LCE to 310,000,000 shares, of which 300,000,000 are common stock with a par value of $0.001 per share and 10,000,000 shares are preferred stock with a par value $0.001 per share.  The Board of Directors is authorized to fix or alter the designation, powers, preferences and rights of the preferred stock.  The Board of Directors has made no such designation as of June 30, 2009.

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

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 23, 2008 the Board of Directors authorized the Company to offer up to a maximum of 10,000,000 units (the “2008 Unit Offering”) at an offering price of $1.25 per Unit. Each Unit consisted of one share of Common Stock and a common stock purchase warrant to purchase one-half share of Common Stock, exercisable for a period of five years at an exercise price of $2.25 per share. The Units were offered to a limited number of accredited investors and non-U.S persons, in a private placement offering pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), Regulation S under the Securities Act and/or Section 4(2) of the Securities Act. On September 10, 2008, the Company issued 4,784,800 shares of Common Stock as the result of the sale of 4,784,800 Units, for total proceeds to the Company of $5,981,000 ($5,762,126 net after offering expenses), and warrants to purchase 2,392,400 shares of Common stock.

Investors in the 2008 Unit Offering have “piggyback” registration rights for the shares of Common Stock issued in the Unit Offering included in the Units and underlying the Warrants included in the Units.

Additionally, investors in the 2008 Unit Offering have “demand” registration rights with respect to the shares of Common Stock included in the Units if the Company does not file a registration statement with the SEC in which the investors can exercise their ‘piggyback’ registration rights within six months of the Closing of the 2008 Unit Offering.  That is, at any time on or after the date that is six months after the Closing, and only if the Company has not filed a registration statement enabling the investors to exercise their “piggyback” registration rights, one or more of the investors that in the aggregate beneficially own at least 50% of the Shares issued in the Unit Offering may make a demand that the Company effect the registration of all or part of the investors’ Shares (a "Demand Registration").  Investors have the right to one Demand Registration pursuant to these provisions.

The Company expects to prepare a Registration Statement following receipt of the required investor demand, to be filed with the SEC and to become effective within two hundred ten (210) days from the receipt of the demand notice, registering for resale all shares of Common Stock issued in the 2008 Unit Offering included in the Units of those investors who choose to participate in such Demand Registration.  The Company shall pay monetary penalties to these investors equal to one and one-quarter percent (1.25%) of the gross proceeds of the 2008 Unit Offering for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Unit Offering.  No penalties shall accrue with respect to any shares of Common Stock removed from the registration statement in respect to a comment from the SEC limiting the number of shares of Common Stock which may be included in the registration statement.  The holders of any Common Stock removed from the registration statement as a result of a comment from the SEC shall continue to have “piggyback” registration rights with respect to these shares.  There has been no request for a Demand Registration as of June 30, 2009.

On May 11, 2009 the Board of Directors authorized the Company to offer up to a maximum of 12,000,000 units (the “2009 Unit Offering”) at an offering price of $1.25 per Unit. Each Unit consisted of one share of Common Stock and a common stock purchase warrant to purchase one share of Common Stock, exercisable for a period of five years at an exercise price of $2.00 per share. The Units were offered to a limited number of accredited investors and non-U.S persons, in a private placement offering pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), Regulation S under the Securities Act and/or Section 4(2) of the Securities Act. On June 19, 2009 (“Initial Closing’), the Company issued 4,860,000 shares of Common Stock as the result of the sale of 4,860,000 Units, for total proceeds to the Company of $6,074,914 ($5,244,279 net after offering expenses), and warrants to purchase 4,860,000 shares of Common stock.  The Company offered the Units directly and through finders (the “Finders”).  Also at the Initial Closing, the Company paid Finders a commission in cash of ten percent (10%) of the principal amount of each Unit sold by them in the Offering, for an aggregate amount of $562,500, plus 450,000 five-year warrants exercisable at a price of $1.25 per share.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company determined that warrants to purchase a total of 5,310,000 shares of common stock issued in the 2009 Unit Offering contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under EITF 07-5.  As a result, these warrants were not indexed to the Company’s own stock.  On June 19, 2009, the fair value of these warrants was determined to be approximately $2,482,412, which was recorded as a derivative warrant instruments liability.  The Company also recorded $4,860 as par value to common stock and $2,757,007 to additional paid in capital as part of the 2009 Unit Offering transaction.

The table below reflects the breakdown of the components of gross proceeds from the Company’s Initial Closing of its 2009 Unit Offering:

Par value of common stock issued	$4,860
Paid-in capital	2,757,007
Derivative warrant instruments	2,482,412
Offering expenses	830,635
Total gross proceeds	$6,074,914

The Company entered into a registration rights agreement with the investors purchasing Units in the Initial Closing.  The registration rights agreement requires that the Company prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 covering the resale of all shares of Common Stock issued in the Offering (the “Registrable Shares”). Shares of Common Stock underlying the Warrants included in the Units carry “piggyback” registration rights.  The registration rights agreement provides certain deadlines for the filing and effectiveness of the registration statement, including that the registration statement be declared effective by the SEC within 240 days after the final closing of the Offering.  If the Company is unable to comply with this deadline, the Company will be required to pay as partial liquidated damages to the investors a cash sum equal to 1% of any unregistered Registrable Shares for every month in which such registration statement has not been declared effective, up to maximum liquidated damages of 10% of each investor’s aggregate investment amount.

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

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 4,000,000 shares of common stock are available for issuance under the 2008 Plan. The 2008 Plan, originally adopted and approved by the Company’s Board of Directors and majority stockholders on February 7, 2008 to enable grants to issue up to 2,000,000 shares of our Common Stock, was amended and restated by approval of the Company’s Board of Directors on November 7, 2008 to, among other things, increase the number of shares that may be issued under the 2008 Plan to 4,000,000.  The Company’s stockholders have not yet approved this increase.  As of June 30, 2009, options had been granted under the 2008 Plan exercisable for an aggregate of 2,385,000 shares of common stock.

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

On July 23, 2008, the Company granted options to purchase (i) 100,000 shares of its Common Stock to each of two newly appointed directors, and (ii) 150,000 shares to a consultant to the Company. These were granted with an exercise price equal to $2.47.  An additional 75,000 options to purchase shares of its Common Stock was granted on August 1, 2008 to one employee of its Colombian subsidiary, with an exercise price equal to $2.57. The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term.

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

On May 1, 2009, the Company granted options to purchase 50,000 shares of its Common Stock to its geologist. These options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $1.59.

On June 16, 2009, the Company granted options to purchase 160,000 shares of its Common Stock to a consultant to the Company. These were granted with an exercise price equal to $2.00 per share, with one-third of the options vesting on grant date and the remaining options to vest pro-rata over a period of twelve months.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	—	—
Granted	2,025,000	$2.22
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2008	2,025,000	$2.22	9.54	$—
Granted	410,000	$1.71
Exercised	—	—
Forfeited	(50,000)	$1.71
Expired	—	—

Outstanding at June 30, 2009	2,385,000	$2.15	9.16	$—

Except for 53,334 options granted to a consultant on June 16, 2009 which vested on grant date, none of the options outstanding at June 30, 2009 are vested or exercisable.   During the six months ended June 30, 2009, the Company recognized stock-based compensation expense of $318,953 related to stock options.  As of June 30, 2009, there was approximately $1,296,240 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 2.15 years.

The fair value of the options granted during 2008 and the six month period ended June 30, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)	$1.17 - $1.37
Risk-free interest rate (2)	2.02 – 3.77%
Dividend yield (3)	0.00%
Volatility factor (4)	79.85% - 90.00%
Expected life (5)	6.5 years
Expected forfeiture rate (6)	10%

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)
The estimated market value of the stock on the date of grant was based on a calculation by management after consideration of price per share received in the private offerings and reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(3)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

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

Warrants for Services

During the six months ended June 30, 2009, as compensation for services received, the Company issued warrants to purchase 5,000 shares of common stock at an exercise price of approximately $1.49.  The warrants are exercisable at any time starting from the date of issuance and have a five year term.  During the six months ended June 30, 2009, the Company recognized stock-based compensation expense of $5,692 related to these warrants based on the Black-Scholes option pricing model.

(6)	Derivative Warrant Instruments (Liabilities)

In the September 2008 and June 2009 private placements, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants (see Note 1).  The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes model and such estimates were revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense).

During the three and six months ended June 30, 2009, a $411,945 and $469,319 decrease, respectively, in the fair value of the derivative liabilities was recorded as unrealized gain on fair value of derivative warrant instruments in the accompanying condensed consolidated statement of operations.

Activity for derivative warrant instruments during the six months ended June 30, 2009 and as of December 31, 2008 and June 30, 2009 was as follows:

	December 31, 2008	Cumulative Effect of Change in Accounting Principle	Activity during the period	Increase (Decrease) in Fair Value of Derivative Liability	June 30, 2009
Derivative instruments – warrants	$—	$1,649,882	$2,482,412	$(469,319)	$3,662,975
	$—	$1,649,882	$2,482,412	$(469,319)	$3,662,975

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of the derivative warrant instruments is estimated using the Black-Scholes option pricing model with the following assumptions as of June 30, 2009:

Common stock issuable upon exercise of warrants	7,702,400
Estimated market value of common stock on measurement date (1)	$0.86
Exercise price	$1.25 - $2.05
Risk free interest rate (2)	3.19%
Warrant lives in years	4.20 – 4.97
Expected volatility (3)	90.00%
Expected dividend yields (4)	None

(1)
The estimated market value of the stock is measured each period end and is based on a calculation by management after consideration of price per share received in private offerings and reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.

(3)
The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region, because the Company does not have adequate trading history to determine its historical volatility.

(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

(7)	Fair Value Measurements

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

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes model (see Note 6).

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets	Significants Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of

Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
	(In thousands)
Derivative instruments – warrants	$-	$-	$3,662,975	$3,662,975
Total	$-	$-	$3,662,975	$3,662,975

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Beginning balance	$(1,592,508)	$-	$-	$-
Total gains or (losses)	411,945	-	469,319	-
Settlements	-	-	-	-
Additions	(2,482,412)	-	(2,482,412)	-
Transfers (1)		-	(1,649,882)	-
Ending balance	$(3,662,975)	$-	$(3,662,975)	$-

Change in unrealized gains (losses)
included in earnings relating to derivatives still held as of June 30, 2009
and 2008	$411,945	$-	$469,319	$-

(1)	Represents the $1,649,882 cumulative effect change in accounting principle as a result of the Company adopting EITF 07-5 effective January 1, 2009.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Income Taxes

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of June 30, 2009. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

(9)	Earnings (Loss) Per Share

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

For the six months ended June 30, 2009, the Company had potentially dilutive shares outstanding, including 2,385,000 options to purchase shares of common stock, warrants to purchase 7,702,400 shares of common stock, and warrants to purchase 5,000 shares of common stock.  For the six months ended June 30, 2009, there was no difference between basic and diluted loss per shares as the effect of these potential common shares were anti-dilutive due to the net loss during the period. There were no dilutive shares outstanding as of June 30, 2008.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Commitments and Contingencies

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

Employment Agreement

The Company has entered into an employment agreement effective as of June 1, 2008 (the “Employment Agreement”) with Andres Gutierrez pursuant to which Mr. Gutierrez was appointed as its President and Chief Executive Officer, Pursuant to the Employment Agreement, Mr. Gutierrez’s base annual compensation has been set at U.S. $250,000, which amount may be increased annually at the discretion of the Board of Directors. This annual compensation is paid in Colombian Pesos, which may result in foreign exchange rate fluctuations. The Company expects that such exchange rate fluctuations to be immaterial.

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

The initial term of the Employment Agreement expired on June 1, 2009, and was automatically extended by one year, until May 31, 2010. In the event of a termination of employment “without cause” by the Company during the first 12 months following June 1, 2008, Mr. Gutierrez shall receive: (i) twelve (12) months of his base salary; plus (ii) to the extent the Milestones are achieved or, in the absence of Milestones, the Board of Directors has, in its sole discretion, otherwise determined an amount for Mr. Gutierrez’s bonus for the initial 12 months of his employment, a pro rata portion of his annual bonus for the initial 12 months of his employment, to be paid to him on the date such annual bonus would have been payable to him had he remained employed by the Company; plus (iii) any other accrued compensation and Benefits, as defined in the Employment Agreement. In the event of a termination of employment by Mr. Gutierrez for “good reason”, as defined in the Employment Agreement, Mr. Gutierrez shall receive: (i) twelve (12) months of his then in effect base salary, subject to his compliance with the non-competition, non-solicitation and confidentiality provisions of the Employment Agreement.  As of June 30, 2009, the Company has accrued a bonus payable to Mr. Gutierrez in the amount of $135,416 representing thirteen months bonus accrual.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11)	Subsequent Events

On July 1, 2009, the Company granted under the Amended and Restated 2008 Plan options to purchase 100,000 shares of its Common Stock to its exploration manager. These options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $1.65.

On July 31, 2009, the Company completed its final closing (the “Final Closing”) of the 2009 Unit Offering.  At the Final Closing, the Company closed on the sale of 205,000 Units and received aggregate gross proceeds of $256,250 ($230,530 net after offering expenses) from the sale of these Units.  The offering was also terminated on July 31, 2009.

On August 13, 2009 it was reported in the press that Sinochem Corp., a chemicals trading company organized in China (“Sinochem”), will acquire Emerald Energy and that Emerald Energy’s board of directors has recommended to its shareholders that they accept Sinochem’s offer.  The Company cannot determine at this time what impact, if any, a Sinochem acquisition of Emerald Energy would have on its working interest agreement with Emerald.

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

The following discussion and analysis of the Company’s financial condition and results of operations are based on our financial statements which have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008.

You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview and Going Concern

We are an international, development stage oil and gas exploration and production company focusing our business in South America. We have established an operating branch in Colombia.  We have entered into two initial working interest agreements, with Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Energy Plc. (AIM: PELE), and with Emerald Energy Plc Sucursal Colombia (“Emerald”), a branch of Emerald Energy Plc.(“Emerald Energy”) (AIM: EEN), and we are currently evaluating additional investment prospects, companies and existing exploration and production opportunities in Colombia and Peru, while keeping alert for opportunities in other South American countries.

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least June 30, 2010.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.   Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on April 10, 2009 that raises substantial doubt about our ability to continue as a going concern.  The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

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

Recent Developments

Emerald, the operator of the Maranta Block in the Putomayo Basin of Colombia (the “Maranta Block”), reached the intended total depth of 11,578 feet on the Mitro-1 exploration well, with oil and gas recorded across the target reservoirs.  We will hold a 20% participating interest (the “Participating Interest”) in the Maranta Block through our operating subsidiary, La Cortez Energy Colombia, Inc., a Cayman Islands corporation (“La Cortez Colombia”).

On July 23, 2009, based on the preliminary results of the drilling of the Mirto-1 well, we decided to participate with Emerald in the completion and evaluation of Mirto-1.  In accordance with the terms of the Maranta Block farm-in agreement between La Cortez Colombia and Emerald dated February 6, 2009 (the “Farm-In Agreement”), La Cortez Colombia will bear 65% of the Maranta Block Phase 2 costs, including 65% (U.S. $1.2285 million) of the currently estimated U.S. $1.8 million Mirto-1 completion costs.  La Cortez Colombia made this U.S. $1.2285 million payment to Emerald on July 27, 2009.  65% of any additional Phase 2 costs will be paid by La Cortez Colombia as needed, following cash calls by Emerald.  If La Cortez Colombia fails to make required payments in a timely way, it could be subject to a reduction in its 20% Participating Interest, depending on the circumstances.  After the Phase 2 work is completed, La Cortez Colombia will pay 20% of all subsequent costs related to the Maranta block. Once the Company has the final Mirto-1 evaluation results, La Cortez Energy Colombia will ask Emerald to file a request with the Agencia Nacional de Hidrocarburos, Colombia’s hydrocarbon regulatory agency (the “ANH”), to have the Participating Interest in the Maranta Block officially assigned from Emerald to La Cortez Energy Colombia (the “Assignment”).  On August 4, 2009, La Cortez Colombia paid an additional U.S. $243,300 to Emerald for overhead costs, representing 5% of total expenditures, in accordance with the Farm-In Agreement. We expect that the evaluation of the Mirto-1 exploratory well across all of the target reservoirs should be completed in approximately two to three weeks.

La Cortez Colombia expects to sign a joint operating agreement (the “JOA”) with Emerald with respect to the Maranta Block once the ANH has approved the Assignment.  If the ANH does not approve the Assignment, Emerald and La Cortez Colombia have agreed that they will use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the Farm-In Agreement and the JOA, that shall privately govern the relations between the parties with respect to the Maranta Block and which will not require ANH approval.

Results of Operations

We are still in our development stage and have generated no operating revenues to date.

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

General and Administrative Expenses

We incurred total expenses of $756,758 for the three month period ended June 30, 2009 compared to $244,421 for the three month period ended June 30, 2008. Our payroll expenses increased to $401,826 for the three month period ended June 30, 2009 from $71,819 for the three month period ended June 30, 2008; professional fees increased to $275,435 for the three month period ended June 30, 2009 from $52,678  for the three month period ended June 30, 2008; travel expenses decreased to $2,931 for the three month period ended June 30, 2009 from $62,932 for the three month period ended June 30, 2008; rent expense increased to $24,406 for the three month period ended June 30, 2009 from zero for the three month period ended June 30, 2008; and other expenses decreased to $38,207 for the three month period ended June 30, 2009 from $56,992 for the three month period ended June 30, 2008. The increase in expenses for the three month period ended June 30, 2009 as compared to the same period in 2008 is attributable primarily to increased general, administrative and legal expenses incurred in connection with our new business activities in South America and administrative costs.  In particular, the increase in our payroll expenses is due to the Company not having employees during the most part of the second quarter of 2008, and the increase in professional fees during the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008 is primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations during the current period.

Non-operating Income (Expense), Net

Net non-operating income for the three months ended June 30, 2009, was $415,092 compared to net interest income of $7,710 for the three months ended June 30, 2008. Interest income in the amount of $3,147 was earned on our cash deposits resulting from our Private Placement, 2008 Unit Offering and 2009 Unit Offering (defined below) for the three months ended June 30, 2009.  Also, during the three months ended June 30, 2009, we recognized an unrealized gain from the decrease in the fair value of the derivative warrant instruments liability of $411,945.

Net Loss

Our net loss for the three months ended June 30, 2009 was $341,666 compared to $236,711 for the three month period ended June 30, 2008.  The increase is due to the significant increase in our general and administrative expenses which was partly offset by the increase in the unrealized gain in fair value of our derivative warrant instruments liability.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

General and Administrative Expenses

We incurred total expenses of $1,551,981 for the six month period ended June 30, 2009 compared to $1,365,199 for the six month period ended June 30, 2008. Our payroll expenses decreased to $789,761 for the six month period ended June 30, 2009 from $1,071,819 for the six month period ended June 30, 2008; professional fees increased to $498,292 for the six month period ended June 30, 2009 from $160,796 for the six month period ended June 30, 2008; travel expenses increased to $77,459 for the six month period ended June 30, 2009 from $69,021 for the six month period ended June 30, 2008; rent expense increased to $46,637 for the six month period ended June 30, 2009 from $600 for the six month period ended June 30, 2008; and other expenses increased to $111,889 for the six month period ended June 30, 2009 from $62,963 for the six month period ended June 30, 2008. The increase in expenses for the six month period ended June 30, 2009 as compared to the same period in 2008 is attributable primarily to increased general, administrative and legal expenses incurred in connection with our new business activities in South America and administrative costs.  In particular, excluding the effects of non-cash compensation expenses of $1,000,000 during the six month period ended June 30, 2008, the increase in our payroll expenses is due to the Company not having employees during the first quarter of 2008 and for the most part of the second quarter of 2008, and the increase in professional fees during the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008 is primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations during the current 2009 period.  Also, the increase in our rent expense during the six month period ended June 30, 2009 is due to us entering into a long-term lease commencing on August 2008 at approximately $7,400 a month.  Prior to entering into this lease, we were only leasing commercial space for approximately $200 per month.  Further, the increase in other expenses includes the increase in depreciation expense during the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008 as we had only acquired a minimal amount of property and equipment as of June 30, 2008.

Non-operating Income (Expense), Net

Net non-operating income for the six months ended June 30, 2009, was $489,989 compared to net interest income of $8,141 for the six months ended June 30, 2008. Interest income in the amount of $20,670 was earned on our cash deposits resulting from our Private Placement, 2008 Unit Offering and 2009 Unit Offering for the six months ended June 30, 2009.  Also, during the six month ended June 30, 2009, we recognized an unrealized gain from the decrease in the fair value of the derivative warrant instruments liability of $469,319.

Net Loss

Our net loss for the six months ended June 30, 2009 was $1,061,992 compared to $1,357,058 for the six month period ended June 30, 2008. The decrease is due to the increase in our general and administrative expenses, which was offset by both the increase in the unrealized gain in fair value of our derivative warrant instruments liability and non-cash compensation expenses of $1,000,000 during the six month period ended June 30, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2009 was $5,004,675 compared to $6,733,381 as of December 31, 2008.  This decrease was due to payments of approximately $5,868,000 for unproved oil and gas properties during the six month period ended June 30, 2009 offset by the receipt of capital from the Initial Closing of our 2009 Unit Offering discussed below.

On March 14, 2008, we closed a private placement (the “Private Placement”) of our common stock, $0.001 par value per share (the “Common Stock”).  In the Private Placement, we offered our shares of Common Stock at a price of $1.00 per share and we derived total proceeds of $2,314,895, net after expenses, from the sale of 2,400,000 shares of our Common Stock.

On September 10, 2008, we closed a private placement of units (the “2008 Unit Offering”) each unit ( the “Units”) consisted of (i) one share of our Common Stock and (ii) a common stock purchase warrant to purchase one-half share of Common Stock, exercisable for a period of five years at an exercise price of $2.25 per share. We offered our Units at a price of $1.25 per unit and we derived total proceeds of $5,981,000 ($5,762,126 net after expenses) from the sale of 4,784,800 Units.

On June 19, 2009, we conducted an initial closing (the “Initial Closing”) of a private placement of units (the “2009 Unit Offering”).  Each unit (the 2009 Units) consisted of (i) one share of our Common Stock and (ii) a common stock purchase warrant to purchase one share of Common Stock, exercisable for a period of five years at an exercise price of $2.00 per share. We offered our 2009 Units at a price of $1.25 per unit and we derived total proceeds at the Initial Closing of $6,074,914 ($5,244,279 net after expenses) from the sale of 4,860,000 of the 2009 Units.  On July 31, 2009, we completed the final closing (the “Final Closing”) of our 2009 Unit Offering.  At the Final Closing, the Company received gross proceeds of $256,250 from the sale of 205,000 of the 2009 Units.   In the aggregate, we received gross proceeds of $6,331,164 in the 2009 Unit Offering on the sale of a total of 5,065,000 of the 2009 Units.  The 2009 Unit Offering terminated on July 31, 2009.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the Private Placement and the Unit Offerings.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.

We recently entered into a memorandum of understanding with Petronorte and the Farm-In Agreement with Emerald.  According to the MOU, we will have the exclusive right to a fifty percent (50%) net participation interest in the Putumayo 4 Block and in the exploration and production contract (the “E&P Contract”) after ANH production participation, and will execute an assignment agreement and a joint operating agreement (the “Definitive Agreements”) with Petronorte relating to the Putumayo 4 Block by no later than August 30, 2009.   We expect that our capital commitments to Petronorte will be approximately U.S. $2.3 million in 2009 for Phase 1 seismic reprocessing and acquisition activity costs.  In accordance with the terms of the Emerald Farm-In Agreement, we paid Emerald U.S. $0.948 million on February 12, 2009, as a reimbursement of Emerald’s Phase 1 sunk costs2, U.S. $ 2.433 million on February 18, 2009, as the first installment on Emerald’s Phase 2 exploratory well costs, an additional U.S. $ 2.433 million on May 15, 2009, as the second installment on Emerald’s Phase 2 exploratory well costs (when the drill rig was mobilized to begin drilling on the Maranta block Mirto-1 exploratory well), and U.S. $ 1.2285 million on July 27, 2009, as our estimated share of Emerald’s Phase 2 Mirto-1 exploratory well completion costs.  On August 4, 2009, La Cortez Colombia paid an additional U.S. $243,300 to Emerald for overhead costs, representing 5% of total expenditures, in accordance with the Farm-In Agreement. We believe that we have sufficient funds to cover our operational overhead for the next few months, but not to make all of the remaining Emerald and expected Petronorte payments.

We are currently utilizing cash of approximately $180,000 per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  Because we will not be the operator in either of our Petronorte or Emerald projects and assuming no other material changes in our operations, we expect this rate of cash utilization to increase slightly over the next twelve months.

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

Subsequent Events

On August 13, 2009 it was reported in the press that Sinochem Corp., a chemicals trading company organized in China (“Sinochem”), will acquire Emerald Energy and that Emerald Energy’s board of directors has recommended to its shareholders that they accept Sinochem’s offer.  We cannot determine at this time what impact, if any, a Sinochem acquisition of Emerald Energy would have on our working interest agreement with Emerald.

2.  All costs on this project are calculated in Colombian pesos and paid in US dollars.  Because of changes in exchange rates, our capital commitments in US dollars may be more or less than originally calculated and budgeted.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses relating to our equity transactions, financial statement disclosures and segregation of duties continue to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, management engaged consultants to assist the Company on an ongoing basis in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.  In addition, the Company continues to increase its workforce in preparation for leaving the development stage and beginning operations.   We also intend to hire an experienced Chief Financial Officer with an oil and gas industry background.  We believe that these combined actions will remedy the material weaknesses in our current system of internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

Exhibit No.	Description
10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-138465), filed with the Commission on June 22, 2009)

10.2	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-138465), filed with the Commission on June 22, 2009)

10.3	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-138465), filed with the Commission on June 22, 2009)

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: August 14, 2009	LA CORTEZ ENERGY, INC.

	By:	/s/ Andres Gutierrez Rivera
		Name:	Andres Gutierrez Rivera
		Title:	Chief Executive Officer

	By:	/s/ Nadine C. Smith
		Name:	Nadine C. Smith
		Title:	Interim Chief Financial Officer