Form 10-Q
period 2009-09-30
La Cortez Energy, Inc.
filed 2009-11-16
CIK 1368964

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

There were 24,000,244 shares of Common Stock outstanding as of November 16, 2009.

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to identify and exploit available corporate acquisition, farm-in and/or joint venture opportunities in the energy sector in Colombia and, more generally, in Latin America and to establish the technical and managerial infrastructure, and to raise the required capital on acceptable terms and conditions, to take advantage of, and successfully participate in such opportunities; our ability to successfully operate, or influence our joint venture partners’ operation of, the projects in which we participate in a cost effective and efficient way; future economic conditions, political and regulatory stability and changes and volatility in energy prices.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ii

LA CORTEZ ENERGY, INC.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - September 30, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations (unaudited) - Three and nine months ended September 30, 2009 and September 30, 2008, and from June 9, 2006 (Inception) through September 30, 2009	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (unaudited) - From June 9, 2006 (Inception) through September 30, 2009	3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2009 and September 30, 2008, and from June 9, 2006 (Inception) through September 30, 2009	4

	Notes to the Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4T	Controls and Procedures	30

Part II Other Information

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	Submission of Matters to a Vote of Security Holders	31

Item 5	Other Information	31

Item 6	Exhibits	31

Signatures		32

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

iii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets
Cash and cash equivalents	$3,241,492	$6,733,381
Employee advances and other receivables	31,321	-
Prepaid expenses	34,413	20,132
Total current assets	3,307,226	6,753,513
Unproved oil and natural gas properties, full cost method	7,583,388	-
Property and equipment, net of accumulated depreciation of $83,057 and $38,719,
respectively	220,655	231,604
Total assets	$11,111,269	$6,985,117

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$336,411	$29,685
Accrued liabilities	254,429	127,107
Derivative warrant instruments	3,379,400	-
Total current liabilities	3,970,240	156,792
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, $.001 par value; 300,000,000 shares authorized; 24,000,244 and 18,935,244 shares issued and outstanding at September 30, 2009 and
December 31, 2008, respectively	24,000	18,935
Additional paid-in capital	11,552,017	9,431,994
Deficit accumulated during the development stage	(4,434,988)	(2,622,604)
Total shareholders' equity	7,141,029	6,828,325

Total liabilities and shareholders' equity	$11,111,269	$6,985,117

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
 (Unaudited)

					June 9, 2006
					(Inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Expenses:
General and administrative	$754,804	$674,600	$2,306,785	$2,039,799	$4,998,172
Loss from operations	(754,804)	(674,600)	(2,306,785)	(2,039,799)	(4,998,172)

Non-operating income (expense):
Unrealized gain on fair value of
derivative warrant instruments,
net	379,813	-	849,132	-	849,132
Interest income	21,239	15,292	41,909	23,655	110,914
Interest expense	-	-	-	(222)	(222)

Loss before income taxes	(353,752)	(659,308)	(1,415,744)	(2,016,366)	(4,038,348)

Income taxes	-	-	-	-	-

Net loss	$(353,752)	$(659,308)	$(1,415,744)	$(2,016,366)	$(4,038,348)

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.07)	$(0.12)

Basic and diluted weighted average
common shares outstanding	23,931,168	16,161,808	20,814,676	17,326,616

See accompanying notes to condensed consolidated financial statements

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Condensed Consolidated Changes in Shareholders’ Equity (Deficit)
 From June 9, 2006 (Inception) through September 30, 2009
  (Unaudited)

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-in	Development
		Shares	Par Value	Capital	Stage	Total

Balance at June 9, 2006 (inception)		—	$—	$—	$—	$—

July 2006, common stock sold to president/ sole director at $.0008 per share	*	11,250,000	11,250	(2,250)	—	9,000
December 2006, common stock sold pursuant to a SB-2 registered offering at $.002/share	*	9,500,000	9,500	9,500	—	19,000
Net loss, period ended December 31, 2006		—	—	—	(13,239)	(13,239)

Balance at December 31, 2006	*	20,750,000	20,750	7,250	(13,239)	14,761

Net loss, year ended December 31, 2007		—	—	—	(28,836)	(28,836)

Balance at December 31, 2007	*	20,750,000	20,750	7,250	(42,075)	(14,075)

February 2008, common stock sold to an officer at $.01 per share	*	1,150,000	1,150	10,350	—	11,500
February 2008, common stock issued to a consultant in exchange for services at $1.00 per share	*	1,000,000	1,000	999,000	—	1,000,000
February 2008, cancellation of former officer's shares		(9,000,000)	(9,000)	9,000	—	—
February 2008, common stock issued in exchange for extinguishment of debt and accrued interest at $.50 per share		100,444	100	50,122	—	50,222
March 2008, common stock sold in private placement offering at $1.00 per share, less offering costs totaling $85,105		2,400,000	2,400	2,312,495	—	2,314,895
June 2008, indebtedness forgiven by related party		—	—	14,700	—	14,700
August 2008, cancellation of former officer's shares		(2,250,000)	(2,250)	2,250	—	—
September 2008, common stock and warrants sold in private placement offering at $1.25 per share, less offering costs totaling $218,874		4,784,800	4,785	5,757,341	—	5,762,126
Contributed services by interim CFO		—	—	23,333	—	23,333
Stock based compensation		—	—	246,153	—	246,153
Net loss, year ended December 31, 2008		—	—	—	(2,580,529)	(2,580,529)

Balance at December 31, 2008		18,935,244	18,935	9,431,994	(2,622,604)	6,828,325

Cumulative effect of reclassification of warrants (unaudited)		—	—	(1,253,242)	(396,640)	(1,649,882)

Balance at January 1, 2009, as adjusted		18,935,244	18,935	8,178,752	(3,019,244)	5,178,443
June 2009, common stock and warrants sold in private placement offering at $1.25 per share, less offering costs totaling $830,635 (unaudited)		4,860,000	4,860	2,757,007	—	2,761,867
July 2009, common stock and warrants sold in private placement offering at $1.25 per share, less offering costs totaling $39,452 (unaudited)		205,000	205	120,355	—	120,560
Stock based compensation (unaudited)		—	—	495,903	—	495,903
Net loss, nine months ended September 30, 2009 (unaudited)		—	—	—	(1,415,744)	(1,415,744)

Balance at September 30, 2009 (unaudited)		24,000,244	$24,000	$11,552,017	$(4,434,988)	$7,141,029

 * Restated for 5:1 forward stock split

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
 (a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			June 9, 2006
			(Inception)
			through
	Nine Months Ended September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(1,415,744)	$(2,016,366)	$(4,038,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,338	30,310	83,057
Stock-based compensation	495,903	1,129,141	1,742,056
Contributed services by interim CFO	-	-	23,333
Common stock issued in exchange for interest expense	-	222	222
Unrealized gain on fair value of derivative instruments, net	(849,132)	-	(849,132)
Changes in operating assets and liabilities:
Employee advances and other receivables	(31,321)	-	(31,321)
Prepaid expenses	(14,281)	(34,942)	(34,413)
Deposit	-	500	-
Accounts payable	88,574	79,898	118,259
Accrued liabilities	127,322	38,809	254,429
Indebtedness to related party	-	100	-
Net cash used in operating activities	(1,554,341)	(772,328)	(2,731,858)

Cash flows from investing activities:
Investments in unproved oil and natural gas properties	(7,365,236)	-	(7,365,236)
Purchases of property and equipment	(33,389)	(176,605)	(303,712)
Net cash used in investing activities	(7,398,625)	(176,605)	(7,668,948)

Cash flows from financing activities:
Proceeds from the sale of common stock and derivative warrant
instruments	6,331,164	8,392,500	14,751,664
Payments for offering costs	(870,087)	(215,979)	(1,174,066)
Proceeds from issuance of note payable	-	50,000	50,000
Proceeds from related party debt	-	-	14,700
Net cash provided by financing activities	5,461,077	8,226,521	13,642,298
Net change in cash	(3,491,889)	7,277,588	3,241,492
Cash, beginning of period	6,733,381	1,025	-

Cash, end of period	$3,241,492	$7,278,613	$3,241,492
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash investing transactions:
Accrued capital expenditures in accounts payable	$218,152	$-	$218,152
Non-cash financing transactions:
Common stock issued in exchange for extinguishment of
note payable	$-	$(50,222)	$(50,222)
Contributed capital associated with forgiveness of debt by
related party	$-	$14,700	$14,700
Cumulative effect of reclassification of warrants (FASB ASC Topic No. 815-40)	$1,649,882	$-	$1,649,882

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations presented for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

The Company is in the development stage and consequently its financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No.7) which provides guidelines on financial reporting requirements for development stage entities.

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

Recently Issued Accounting Standards and Developments

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the third quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Effective January 1, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether these warrants contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The Company determined that warrants to purchase 2,392,400 shares of common stock, issued in the September 2008 private placement, contained such provisions thereby concluding they were not indexed to the Company’s own stock.

In accordance with FASB ASC Topic No. 815 – 40, the Company, beginning on January 1, 2009, recognized the September 2008 private placement warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $396,640 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 and the transfer of the fair value of derivative warrant instruments as of January 1, 2009 from additional paid-in capital to derivative warrant instruments liability of $1,253,242.  The cumulative effect adjustment of $396,640 was the difference between the amounts representing the fair value of warrants to purchase 2,392,400 shares of common stock recognized in the consolidated balance sheet before initial adoption of FASB ASC Topic No. 815 – 40 and the amounts recognized in the consolidated balance sheet upon the initial application of FASB ASC Topic No. 815 – 40. The amounts recognized in the consolidated balance sheet as a result of the initial application of FASB ASC Topic No. 815 – 40 on January 1, 2009 were determined based on the amounts that would have been recognized if FASB ASC Topic No. 815 – 40 had been applied from the issuance date of the instruments. FASB ASC Topic No. 815 – 40 also requires that such instruments be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of September 30, 2009, and recorded $126,549 and $737,307 unrealized gain to the statement of operations for the three months and nine months ended September 30, 2009, respectively. The Company determined the fair values of these securities using a Black-Scholes valuation model.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company also determined that warrants to purchase a total of 5,535,500 shares of common stock issued in the 2009 Unit Offering (as defined under Note 5) contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of these 2009 Unit Offering warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of September 30, 2009, and recorded $253,264 and $111,825 unrealized gain to the statement of operations for the three months and nine months ended September 30, 2009. The Company determined the fair values of these securities using a Black-Scholes valuation model.

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than period-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Company does not anticipate that this pronouncement will have a material impact on its financial statements and disclosures as the Company currently does not have any proved reserves.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP FAS 141(R)-1, which is incorporated in FASB ASC Topic No. 805, “Business Combinations” addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions during the nine months ended September 30, 2009 that would require such disclosures.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, “Determining the Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4, which is incorporated in FASB ASC Topic No. 820, “Fair Value Measurements and Disclosures”, clarified and provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate (FASB ASC Topic No. 250 – 10 - 45, Accounting Changes and Error Corrections). In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of this FSP, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165, which is incorporated in FASB ASC Topic No. 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is November 16, 2009, the date on which the financial statements were issued.

In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities. This guidance is included in FASB ASC 810, Consolidation. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity. This new guidance also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. This statement is effective for the beginning of the first annual reporting period beginning after November 15, 2009. The Company does not currently expect the adoption of the new guidance in FASB ASC 810 to impact its consolidated financial statements.

(2)	Going Concern

At September 30, 2009, the Company had cash and cash equivalents of $3,241,492 and working capital deficit of $663,014. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources during 2009 based upon its current operating plan and condition.

Through September 30, 2009, the Company has been primarily engaged in locating viable investment prospects and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least September 30, 2010.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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

The Company follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Depletion and depreciation of proved oil and gas properties will be calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.  As of September 30, 2009, all of the Company’s oil and natural gas properties were unproved and were not subject to depletion.

Agreement with Petronorte

On December 22, 2008, the Company entered into a memorandum of understanding (the “MOU”) with Petroleos del Norte S.A. (“Petronorte”), a Colombian subsidiary of Petrolatina Energy Plc., that entitles it to a 50% net working interest in the Putumayo 4 block located in the south of Colombia (the “Putumayo 4 Block”).  Petronorte was the successful bidder on the Putumayo 4 Block in the Colombia Mini Round 2008 run by the  Agencia Nacional de Hidrocarburos  (the “ANH”), Colombia’s hydrocarbon regulatory agency.  According to the MOU, the Company will have the exclusive right to a fifty percent (50%) net participation interest in the Putumayo 4 Block and in the exploration and production contract (the “E&P Contract”) after ANH production participation.   Petronorte signed an E&P Contract with the ANH in February 2009.  Petronorte will be the “operator” of the E&P Contract.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 14, 2009, La Cortez Energy Colombia, the Company’s1 wholly owned subsidiary, entered into a joint operating agreement (the “JOA”) with Petronorte. The JOA was signed pursuant to the MOU.  The JOA entitles the Company (through La Cortez Colombia) to a 50% net working interest in the Putumayo 4 block located in the south of Colombia (the “Putumayo 4 Block”) subject to approval by ANH.

The Putumayo 4 Block covers an area of 126,845 acres (51,333 hectares) located in the Putumayo Basin in southern Colombia and has over 1000 Km of pre-existing 2D seismic through which we and Petronorte have identified promising leads. The Company and Petronorte plan to reprocess any relevant seismic information before conducting our own seismic campaign to better direct the positioning of our seismic program within the block. During this initial stage, the Company and Petronorte plan to begin environmental and community consultations to expedite some of these timely processes.

Under the terms of the E&P Contract, Petronorte will shoot 103 Km of 2D seismic and will drill an exploratory well in the first three years of the Company’s work program in the Block. The E&P Contract will consist of two three-year exploration phases and a twenty-four year production phase.

As criteria for awarding blocks in the 2008 Mini Round, the ANH considered proposed additional work commitments, comprised of capital expenditures and an additional production revenue payment after royalties, called the “X Factor.”   The Company and Petronorte offered to invest US $1.6 million in additional seismic work in the Putumayo 4 Block and to pay ANH a 1% of net production revenues X Factor.

According to the JOA, which is effective retroactively to February 23, 2009, the Company is entitled to a fifty percent (50%) net participation interest in the Putumayo 4 Block and in the E&P Contract.  These percentages are calculated after royalties and after an additional production participation of 1% payable to the ANH. Under the MOU and the JOA, the Company will be responsible for fifty percent (50%) of the costs incurred under the E&P Contract, entitling the Company to fifty percent (50%) of the revenues originated from the Putumayo 4 Block, net of royalty and production participation to the ANH (including but not limited to any guarantees required by the ANH), except that the Company will be responsible for paying two-thirds (2/3) of the costs of the first 103 kilometers of 2D seismic to be performed in the Putumayo 4 Block, in accordance with the Phase 1 minimum exploration program under the E&P Contract. The Company expects that capital commitments to Petronorte will be approximately U.S. $2.3 million (which includes its portion of the US $1.6 million referenced in the previous paragraph) in 2009 and 2010 for Phase 1 seismic reprocessing and acquisition activity costs.  If a prospective Phase 1 well in a prospect in the Putumayo 4 Block proves productive, Petronorte will reimburse La Cortez for its share of these seismic costs paid by La Cortez in excess of La Cortez’ agreed-upon 50% share of total costs, with production from the Putumayo 4 Block.  The JOA also governs other legal, technical and operational rights and obligations of the parties with respect to development of the Putumayo 4 Block.

The Company’s total Phase 1 commitment under the MOU over the 36 month Phase 1 period is currently projected to be approximately U.S. $5.3 million.  The Company’s total Phase 2 commitment under the MOU over the second 36 month project period is currently projected to be approximately U.S. $6.0 million, fifty percent of the total U.S. $12 million currently budgeted.  The Company will be required to deposit, by November 19, 2009, U.S. $2.67 million into a trust account as the Company’s fifty percent portion of a Phase 1 performance guarantee required by the ANH under Petronorte’s Putumayo 4 Block E&P contract.  The Company expects that this guarantee deposit will remain in place for the 36 month Phase 1 period and the Company may be required to supplement the guarantee deposit in Phase 2 to take into account its additional investment requirements of that phase.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Provided that the Company has satisfactorily complied with all ANH legal, financial and technical requirements for being a partner in an E&P contract and with payment requirements relating to its share of all costs incurred to the date of its request, Petronorte will submit a request to the ANH to assign a 50% interest in the E&P Contract to La Cortez and will assist it in obtaining such assignment through reasonable means.

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

Emerald signed an E&P Contract for the Maranta block with the ANH on September 12, 2006.  The Company expects to execute a joint operating agreement with Emerald with respect to the Maranta block once it has met its Phase 1 and Phase 2 (drilling and completion of the Mirto-1 exploratory well) payment obligations described below and the ANH has approved Emerald’s assignment of the participating interest to the Company.  Under the Farm-In Agreement and the joint operating agreement, Emerald will remain the operator for the block.  If the ANH does not approve the assignment of the Participating Interest to the Company, Emerald and the Company have agreed that they will use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the Farm-In Agreement and the joint operating agreement, that shall privately govern the relations between the parties with respect to the Maranta Block and which will not require ANH approval.

The Maranta block covers an area of 90,459 acres (36,608 hectares) in the foreland of the Putumayo Basin in southwest Colombia. Emerald completed the first phase exploratory program for the Maranta block by acquiring 71 square kilometers of new 2D seismic and reprocessing 40 square kilometers of existing 2D seismic, identifying several promising prospects and leads. Emerald has identified the Mirto prospect, namely the Mirto 1 well, as the first exploratory well in the Maranta block.  The Maranta block is adjacent to Gran Tierra’s Chaza block and close to both the Orito and Santana crude oil receiving stations, allowing transportation by truck directly to either station (depending on going rates and capacity), and consequently tying into the pipeline to Colombia’s Pacific Ocean port at Tumaco.

As consideration for its 20% participating interest, the Company reimbursed Emerald $948,000 of its Phase 1 sunk costs.  This amount was paid to Emerald on February 12, 2009 and was capitalized as part of oil and natural gas properties.  Additionally, the Company will bear 65% of the Maranta block Phase 2 costs, of which the Company’s portion of the exploratory well drilling costs were estimated at approximately U.S. $4.875 million, U.S. $2.433 million of which La Cortez paid to Emerald on February 18, 2009 and U.S. $2.433 million of which La Cortez paid to Emerald on May 15, 2009 (both capitalized as part of oil and natural gas properties).

Emerald reached the intended total depth of 11,578 feet on the Mirto-1 exploration well, with oil and gas recorded across the target reservoirs.   On July 23, 2009, based on the preliminary results of the drilling of the Mirto-1 well, the Company decided to participate with Emerald in the completion and evaluation of Mirto-1.  In accordance with the terms of the Maranta Block Farm-In Agreement, the Company will bear 65% of the Maranta Block Phase 2 costs, including 65% (U.S. $1.2285 million) of the currently estimated U.S. $1.8 million Mirto-1 completion costs.  The Company made this U.S. $1.2285 million payment to Emerald on July 27, 2009.  65% of any additional Phase 2 costs will be paid by the Company as needed, following cash calls by Emerald.  If La Cortez Colombia fails to make required payments in a timely way, it could be subject to a reduction in its 20% Participating Interest, depending on the circumstances.  After the Phase 2 work is completed, La Cortez Colombia will pay 20% of all subsequent costs related to the Maranta block.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Once the Company has the final Mirto-1 evaluation results, the Company will ask Emerald to file a request with the ANH to have the Participating Interest in the Maranta Block officially assigned from Emerald to La Cortez Energy Colombia (the “Assignment”).  On August 4, 2009, La Cortez Colombia paid an additional U.S. $243,300 to Emerald for overhead costs, representing 5% of total expenditures, in accordance with the Farm-In Agreement. As of September 30, 2009, the Company accrued costs amounting to $218,152 which were capitalized to unproved oil and natural gas properties representing additional costs equivalent to 65% of Mirto 1 costs as of that date, in accordance with the Farm-In Agreement.

The evaluation of the Mirto-1 exploratory well across all of the target reservoirs has been completed.  Following the completion of operations in the Mirto-1 well, the drilling rig has been released from the location. Currently, a production test from the Villeta U sand interval is being conducted.  Depending on the results of the production test, Emerald, as operator of the Maranta block, may decide to enter the Phase 3 exploration work commitment in the Maranta block, which would entail the drilling of an additional exploratory/appraisal well and the acquisition of 30 kilometers of 3D seismic.

Effective October 12, 2009, Emerald’s parent, Emerald Energy Plc, was acquired by Sinochem Resources UK Limited, a United Kingdom subsidiary of Sinochem Group, a Chinese state-owned energy and chemicals conglomerate.  At this time, the Company does not know what impact this acquisition will have on the management and corporate policies of Emerald in Colombia or on the future operation of the Company’s joint relationship with Emerald.

(4)	Related Party Transactions

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

On March 14, 2008, the Company closed its 2008 private placement in which the Company sold 500,000 shares of its restricted common stock to its Chairman, in consideration of cash in the amount of $1.00 per share, for a total of $500,000.

On September 10, 2008, as part of its 2008 Unit Offering, the Company sold 400,000 Units (see Note 5), at a price of $1.25 per Unit, for a total of $500,000 to its Chairman, and 50,000 Units for a total of $62,500 to its President and Chief Executive Officer.  Also, as part of its 2008 Unit Offering, the Company sold 200,000 Units to Jade & Adamo Associates, in consideration of cash in the amount of $1.25 per Unit, for a total of $250,000.  One of the Company’s directors owns sixty-five percent (65%) of Jade & Adamo Associates and disclaims beneficial ownership of thirty-five percent (35%) of the units held by Jade & Adamo Associates.

On June 19, 2009, as part of the Initial Closing of its 2009 Unit Offering, the Company sold 160,000 Units (see Note 5), at a price of $1.25 per Unit, for a total of $200,000 to its Chairman and Vice President.

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

Common Stock split

On February 8, 2008, the articles of incorporation of LCE were amended to increase the authorized capital stock of LCE to 310,000,000 shares, of which 300,000,000 are common stock with a par value of $0.001 per share and 10,000,000 shares are preferred stock with a par value $0.001 per share.  The Board of Directors is authorized to fix or alter the designation, powers, preferences and rights of the preferred stock.  The Board of Directors has made no such designation as of September 30, 2009.

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

Additionally, investors in the 2008 Unit Offering have “demand” registration rights with respect to the shares of Common Stock included in the Units if the Company does not file a registration statement with the SEC in which the investors can exercise their ‘piggyback’ registration rights within six months of the Closing of the 2008 Unit Offering (which the Company did not do).  Therefore, at any time on or after the date that is six months after the Closing, one or more of the investors that in the aggregate beneficially own at least 50% of the Shares issued in the Unit Offering may make a demand that the Company effect the registration of all or part of the investors’ Shares (a "Demand Registration").  Investors have the right to one Demand Registration pursuant to these provisions.

The Company would be required to prepare a Registration Statement following receipt of the required investor demand, to be filed with the SEC and to become effective within two hundred ten (210) days from the receipt of the demand notice, registering for resale all shares of Common Stock issued in the 2008 Unit Offering included in the Units of those investors who choose to participate in such Demand Registration.  The Company will pay monetary penalties to these investors equal to one and one-quarter percent (1.25%) of the gross proceeds of the 2008 Unit Offering for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Unit Offering.  No penalties shall accrue with respect to any shares of Common Stock removed from the registration statement in respect to a comment from the SEC limiting the number of shares of Common Stock which may be included in the registration statement.  The holders of any Common Stock removed from the registration statement as a result of a comment from the SEC shall continue to have “piggyback” registration rights with respect to these shares.  There has been no request for a Demand Registration as of September 30, 2009.

On May 11, 2009 the Board of Directors authorized the Company to offer up to a maximum of 12,000,000 units (the “2009 Unit Offering”) at an offering price of $1.25 per Unit. Each Unit consisted of one share of Common Stock and a common stock purchase warrant to purchase one share of Common Stock, exercisable for a period of five years at an exercise price of $2.00 per share. The Units were offered to a limited number of accredited investors and non-U.S persons, in a private placement offering pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), Regulation S under the Securities Act and/or Section 4(2) of the Securities Act. On June 19, 2009 (“Initial Closing’), the Company issued 4,860,000 shares of Common Stock as the result of the sale of 4,860,000 Units, for total proceeds to the Company of $6,074,914 ($5,244,279 net after offering expenses), and warrants to purchase 4,860,000 shares of Common Stock.  The Company offered the Units directly and through finders (the “Finders”).  Also at the Initial Closing, the Company paid Finders a commission in cash of ten percent (10%) of the principal amount of each Unit sold by them in the Offering, for an aggregate amount of $562,500, plus 450,000 five-year warrants exercisable at a price of $1.25 per share.  On July 31, 2009, the Company completed its final closing (the “Final Closing”) of the 2009 Unit Offering and closed on the sale of 205,000 Units.  At the Final Closing, the Company issued 205,000 shares of Common Stock, for total proceeds to the Company of $256,250 ($216,798 net after offering expenses), and warrants to purchase 205,000 shares of Common Stock.  The Company also paid Finders a commission in cash of ten percent (10%) of the principal amount of each Unit sold by them in the Offering, for an aggregate amount of $25,625, plus 20,500 five-year warrants exercisable at a price of $1.25 per share.  The 2009 Unit Offering was terminated on July 31, 2009.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company determined that warrants to purchase a total of 5,535,500 shares of common stock issued in the 2009 Unit Offering contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 - 15.  As a result, these warrants were not indexed to the Company’s own stock.  At the Initial Closing of the 2009 Unit Offering, the fair value of these warrants was determined to be approximately $2,482,412, which was recorded as a derivative warrant instruments liability.  The Company also recorded $4,860 as par value to common stock and $2,757,007 to additional paid-in capital as part of the Initial Closing of the 2009 Unit Offering transaction.  At the Final Closing, the fair value of these warrants was approximately $96,238, which was recorded as a derivative warrant instruments liability.  The Company also recorded $205 as par value to common stock and $120,355 to additional paid in capital as part of the Final Closing of the 2009 Unit Offering transaction.

The table below reflects the breakdown of the components of gross proceeds from the Company’s 2009 Unit Offering:

Par value of common stock issued	$5,065
Paid-in capital	2,877,362
Derivative warrant instruments	2,578,650
Offering expenses	870,087
Total gross proceeds	$6,331,164

The Company entered into a registration rights agreement with the investors purchasing Units in the 2009 Unit Offering.  The registration rights agreement requires that the Company prepare and file with the SEC a registration statement on Form S-1 covering the resale of all shares of Common Stock issued in the Offering (the “Registrable Shares”). Shares of Common Stock underlying the Warrants included in the Units carry “piggyback” registration rights.  The registration rights agreement provides certain deadlines for the filing and effectiveness of the registration statement, including that the registration statement be declared effective by the SEC within 240 days after the final closing of the Offering.  If the Company is unable to comply with this deadline, the Company will be required to pay as partial liquidated damages to the investors a cash sum equal to 1% of any unregistered Registrable Shares for every month in which such registration statement has not been declared effective, up to maximum liquidated damages of 10% of each investor’s aggregate investment amount.

On November 6, 2009, the Company filed a registration statement on Form S-1 with the SEC to cover the resale from time to time by investors holding (i) 4,134,800 shares sold in the 2008 Unit Offering, (ii) 4,905,000 shares sold in the 2009 Unit Offering and (iii) and 2,067,400 shares that may be issued upon exercise of warrants issued to the investors in the 2008 Unit Offering.  The registration statement has not yet been declared effective by the SEC.

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

2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 4,000,000 shares of common stock are available for issuance under the 2008 Plan. The 2008 Plan, originally adopted and approved by the Company’s Board of Directors and majority stockholders on February 7, 2008 to enable grants to issue up to 2,000,000 shares of our Common Stock, was amended and restated by approval of the Company’s Board of Directors on November 7, 2008 to, among other things, increase the number of shares that may be issued under the 2008 Plan to 4,000,000.  On October 12, 2009, the Company’s stockholders approved the increase in reserved shares under the 2008 Plan from 2,000,000 to 4,000,000.  As of September 30, 2009, options had been granted under the 2008 Plan exercisable for an aggregate of 2,451,667 shares of common stock.

The Company determines the fair value of stock option awards granted to employees in accordance with FASB ASC Topic No. 718 – 10 (formerly SFAS No. 123(R), Share-Based Payment) and to non-employees in accordance with FASB ASC Topic No. 505 – 50 (formerly EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).

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

On July 23, 2008, the Company granted options to purchase (i) 100,000 shares of its Common Stock to each of two newly appointed directors. These were granted with an exercise price equal to $2.47.  An additional 75,000 options to purchase shares of its Common Stock was granted on August 1, 2008 to one employee of its Colombian subsidiary, with an exercise price equal to $2.57. The options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Also on July 23, 2008, the Company granted options to purchase 150,000 shares to a consultant to the Company at an exercise price equal to $2.47.  These options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. The Company recognized compensation expense of $30,433 for the nine months ended September 30, 2009. The fair value of the unvested shares was $28,312 as of September 30, 2009.

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

On June 16, 2009, the Company granted options to purchase 160,000 shares of its Common Stock to a consultant to the Company. These were granted with an exercise price equal to $2.00 per share, with one-third of the options vesting on grant date and the remaining options to vest pro-rata over a period of twelve months. The Company recognized compensation expense of $55,388 for the nine months ended September 30, 2009. The fair value of the unvested shares is $25,332 as of September 30, 2009.

On July 1, 2009, the Company granted options to purchase 100,000 shares of its Common Stock to its exploration manager. These options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $1.65.

Stock option activity summary covering options granted to the Company’s employees is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	—	—
Granted	1,875,000	$2.20
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2008	1,875,000	$2.20	8.79	$—
Granted	350,000	$1.56
Exercised	—	—
Forfeited	(83,333)	$1.91
Expired	—	—
Outstanding at September 30, 2009	2,141,667	$2.11	8.90	$—

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Of the options outstanding at September 30, 2009, 705,001 options are vested or exercisable, including 575,000 options granted to employees.   During the nine months ended September 30, 2009, the Company recognized stock-based compensation expense of $490,211 related to stock options, including $404,390 related to options granted to employees.  As of September 30, 2009, there was approximately $1,087,655 of total unrecognized compensation cost related to non-vested stock options ($1,034,011 of which is related to employee options), which is expected to be recognized over a weighted-average period of approximately 1.89 years and 2.27 year for employee and non-employee options, respectively.

The fair value of the options granted during 2008 and the nine month period ended September 30, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)	$0.86 - $1.37
Risk-free interest rate (2)	2.02 – 3.77%
Dividend yield (3)	0.00%
Volatility factor (4)	83.63% - 90.00%
Expected life (5)	6.5 years
Expected forfeiture rate (6)	10%

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

Warrants for Services

During the nine months ended September 30, 2009, as compensation for services received, the Company issued warrants to purchase 5,000 shares of common stock at an exercise price of approximately $1.49.  The warrants are exercisable at any time starting from the date of issuance and have a five year term.  During the nine months ended September 30, 2009, the Company recognized stock-based compensation expense of $5,692 related to these warrants based on the Black-Scholes option pricing model.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	Derivative Warrant Instruments (Liabilities)

In the 2008 Unit Offering and 2009 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants (see Note 1).  The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes model and such estimates were revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense).

During the three and nine months ended September 30, 2009, a $379,813 and $849,132 decrease, respectively, in the fair value of the derivative liabilities was recorded as unrealized gain on fair value of derivative warrant instruments in the accompanying condensed consolidated statement of operations.

Activity for derivative warrant instruments during the nine months ended September 30, 2009 was as follows:

	December 31, 2008	Cumulative Effect of Change in Accounting Principle	Activity during the period	Increase (Decrease) in Fair Value of Derivative Liability	September 30, 2009
Derivative warrant instruments	$—	$1,649,882	$2,578,650	$(849,132)	$3,379,400
	$—	$1,649,882	$2,578,650	$(849,132)	$3,379,400

The fair value of the derivative warrant instruments is estimated using the Black-Scholes option pricing model with the following assumptions as of September 30, 2009:

Common stock issuable upon exercise of warrants	7,927,900
Estimated market value of common stock on measurement date (1)	$0.90
Exercise price	$1.25 - $2.04
Risk free interest rate (2)	2.93%
Warrant lives in years	3.95 – 4.72
Expected volatility (3)	80.61%
Expected dividend yields (4)	None

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

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Fair Value Measurements

As defined in FASB ASC Topic No. 820 – 10 (formerly SFAS 157), fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). La Cortez’s valuation models are primarily industry standard models.  Level 3 instruments include derivative warrant instruments.  La Cortez does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic No. 820 – 10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes model (see Note 6).

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009:

Fair Value Measurements at September 30, 2009
Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September
Description	(Level 1)	(Level 2)	(Level 3)	30, 2009
(In thousands)
Derivative warrant instruments	$-	$-	$3,379,400	$3,379,400
Total	$-	$-	$3,379,400	$3,379,400

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Beginning balance	$(3,662,975)	$-	$-	$-
Total gains (losses)	379,813	-	849,132	-
Settlements	-	-	-	-
Additions	(96,238)	-	(2,578,650)	-
Transfers (1)	-	-	(1,649,882)	-
Ending balance	$(3,379,400)	$-	$(3,379,400)	$-

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2009 and 2008	$379,813	$-	$849,132	$-

(1)	Represents the $1,649,882 cumulative effect change in accounting principle as a result of the Company adopting FASB ASC Topic No. 815 – 40 (formerly EITF 07-5) effective January 1, 2009.

LA CORTEZ ENERGY, INC.
(a Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic No. 740 (formerly SFAS No. 109, Accounting for Income Taxes) which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of September 30, 2009. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

(9)	Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10 (formerly SFAS No. 128, Earnings per Share), which establishes the requirements for presenting earnings per share (“EPS”).  FASB ASC Topic No. 260 – 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented in these condensed consolidated financial statements, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the nine months ended September 30, 2009, the Company had potentially dilutive shares outstanding, including 2,451,667 options to purchase shares of common stock, warrants to purchase 7,927,900 shares of common stock, and warrants to purchase 5,000 shares of common stock.  For the nine months ended September 30, 2008, the Company had potentially dilutive shares outstanding covering 1,841,667 options to purchase shares of common stock.  There was no difference between basic and diluted loss per share for the nine months ended September 30, 2009 and 2008 as the effect of these potential common shares were anti-dilutive due to the net loss during the periods.

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

The initial term of the Employment Agreement expired on June 1, 2009, and was automatically extended by one year, until May 31, 2010. In the event of a termination of employment “without cause” by the Company during the first 12 months following June 1, 2008, Mr. Gutierrez shall receive: (i) twelve (12) months of his base salary; plus (ii) to the extent the Milestones are achieved or, in the absence of Milestones, the Board of Directors has, in its sole discretion, otherwise determined an amount for Mr. Gutierrez’s bonus for the initial 12 months of his employment, a pro rata portion of his annual bonus for the initial 12 months of his employment, to be paid to him on the date such annual bonus would have been payable to him had he remained employed by the Company; plus (iii) any other accrued compensation and Benefits, as defined in the Employment Agreement. In the event of a termination of employment by Mr. Gutierrez for “good reason”, as defined in the Employment Agreement, Mr. Gutierrez shall receive: (i) twelve (12) months of his then in effect base salary, subject to his compliance with the non-competition, non-solicitation and confidentiality provisions of the Employment Agreement.  As of September 30, 2009, the Company has accrued a bonus payable to Mr. Gutierrez in the amount of $166,667 representing sixteen months bonus accrual.

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

The following discussion and analysis of the Company’s financial condition and results of operations are based on our financial statements which have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008.

You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview and Going Concern

We are an international, development stage oil and gas exploration and production company focusing our business in South America. We have established an operating branch in Colombia.  We have entered into two working interest agreements, with Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Energy Plc. (AIM: PELE), and with Emerald Energy Plc Sucursal Colombia (“Emerald”), a branch of Emerald Energy Plc.1(“Emerald Energy”)(AIM: EEN), and we are currently evaluating additional investment prospects, companies and existing exploration and production opportunities in Colombia and Peru, while keeping alert for opportunities in other South American countries.

We were incorporated in the State of Nevada on June 9, 2006 under the name La Cortez Enterprises, Inc. to pursue certain business opportunities in Mexico2. During 2008, our Board of Directors decided to redirect the Company’s efforts towards identifying and pursuing business in the oil and gas sector in South America. As a reflection of this change in our strategic direction, we changed our name to La Cortez Energy, Inc.

1. Emerald Energy Plc. was acquired by Sinochem Resources UK Limited, a wholly owned subsidiary of Sinochem Group, a Chinese state-owned conglomerate, effective October 12, 2009 and Emerald’s listing on the London Stock Exchange (AIM) was cancelled effective as of October 13, 2009.

2.  We were originally formed to create, market and sell gourmet chocolates wholesale and retail throughout Mexico, as more fully described in our registration statement on Form SB-2 as filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2006.

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least September 30, 2010.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.   Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on April 10, 2009 that raises substantial doubt about our ability to continue as a going concern.  The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of its oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable.

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

Recent Developments

Emerald, the operator of the Maranta Block reached the intended total depth of 11,578 feet on the Mirto-1 exploration well, with oil and gas recorded across the target reservoirs.  We will hold a 20% participating interest in the Maranta Block through our operating subsidiary, La Cortez Energy Colombia, Inc. (“La Cortez Colombia”).

On July 23, 2009, based on the preliminary results of the drilling of the Mirto-1 well, we decided to participate with Emerald in the completion and evaluation of Mirto-1.  In accordance with the terms of the Maranta Block Farm-In Agreement, La Cortez Colombia will bear 65% of the Maranta Block Phase 2 exploration costs, including 65% (U.S. $1.2285 million) of the currently estimated U.S. $1.8 million Mirto-1 completion costs.  La Cortez Colombia made this U.S. $1.2285 million payment to Emerald on July 27, 2009.  65% of any additional Phase 2 costs will be paid by La Cortez Colombia as needed, following cash calls by Emerald.  On August 4, 2009, La Cortez Colombia paid an additional U.S. $243,300 to Emerald for overhead costs, representing 5% of total expenditures, in accordance with the farm-in agreement.  As of September 30, 2009, the Company accrued costs amounting to $218,152 which were capitalized to unproved oil and natural gas properties representing additional costs equivalent to 65% of Mirto 1 costs as of that date, in accordance with the Farm-In Agreement.

After the Phase 2 work is completed (drilling and completion of the Mirto-1 exploratory well), La Cortez Colombia will pay 20% of all subsequent costs related to the Maranta block. Once the Company has the final Mirto-1 evaluation results, La Cortez Energy Colombia will ask Emerald to file a request with the ANH, to have its agreed to 20% participating interest in the Maranta Block officially assigned from Emerald to La Cortez Colombia.

The evaluation of the Mirto-1 exploratory well across all of the target reservoirs has been completed.  Following the completion of operations in the Mirto-1 well, the drilling rig has been released from the location. Currently, a production test from the Villeta U sand interval is being conducted.  Depending on the results of this production test, Emerald, as operator of the Maranta block, may decide to enter the Phase 3 exploration work commitment in the Maranta block, which would entail the drilling of an additional exploratory/appraisal well and the acquisition of 30 kilometers of 3D seismic.

La Cortez Colombia expects to sign a joint operating agreement with Emerald with respect to the Maranta block once the Mirto-1 final cash call is made.  Following that payment, we will ask Emerald to submit a request to the ANH to approve the assignment of our 20% participating interest to La Cortez Colombia.  If the ANH does not approve this assignment, Emerald and La Cortez Colombia have agreed that they will use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the farm-in agreement and the joint operating agreement, that shall privately govern the relations between the parties with respect to the Maranta block and which will not require ANH approval.

Effective October 12, 2009, Emerald’s parent, Emerald Energy Plc, was acquired by Sinochem Resources UK Limited, a United Kingdom subsidiary of Sinochem Group, a Chinese state-owned energy and chemicals conglomerate.  At this time, we do not know what impact this acquisition will have on the management and corporate policies of Emerald in Colombia or on the future operation of our joint relationship with Emerald.

On October 14, 2009, we executed our joint operating agreement (the “JOA”) with Petronorte for joint development of the Putumayo 4 Block in Colombia.  This JOA governs our working relationship with Petronorte with respect to the Putumayo 4 Block, based on the terms of our agreement with Petronorte set forth in our memorandum of understanding with Petronorte dated December 4, 2008 (the “MOU”).  Under the MOU, we are entitled to a fifty percent (50%) participation in the costs and revenues originated from the Putumayo 4 Block E&P contract signed by Petronorte and the Agencia Nacional de Hidrocarburos (the “ANH”), Colombia’s hydrocarbon regulatory agency, including but not limited to any guarantees required by the ANH.   We expect that our capital commitments to Petronorte will be approximately U.S. $2.3 million (which includes our portion of a US $1.6 million commitment for seismic expenditures that Petronorte made to the ANH) in 2009 and 2010 for Phase 1 seismic reprocessing and acquisition activity costs.  Our total Phase 1 commitment under the MOU over the 36 month Phase 1 period is currently projected to be approximately U.S. $5.3 million.  Our total Phase 2 commitment under the MOU over the second 36 month project period is currently projected to be approximately U.S. $6.0 million, fifty percent of the total U.S. $12 million currently budgeted.  We will be required to deposit, by November 19, 2009, U.S. $2.67 million into a trust account as our fifty percent portion of a Phase 1 performance guarantee required by the ANH under Petronorte’s Putumayo 4 Block E&P contract.  We expect that this guarantee deposit will remain in place for the 36 month Phase 1 period and that we may be required to supplement the guarantee deposit in Phase 2 to take into account our additional investment requirements of that phase.

Results of Operations

We are still in our development stage and have generated no operating revenues to date.

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

General and Administrative Expenses

We incurred total expenses of $754,804 for the three month period ended September 30, 2009 compared to $674,600 for the three month period ended September 30, 2008. Our payroll expenses increased to $406,039 for the three month period ended September 30, 2009 from $294,938 for the three month period ended September 30, 2008; professional fees increased to $194,357 for the three month period ended September 30, 2009 from $159,084 for the three month period ended September 30, 2008; travel expenses decreased to $21,683 for the three month period ended September 30, 2009 from $54,287 for the three month period ended September 30, 2008; rent expense decreased to $28,154 for the three month period ended September 30, 2009 from $31,595 for the three month period ended September 30, 2008; depreciation expense increased to $16,405 for the three month ended September 30, 2009 from $-0- for the three month ended September 30, 2008; and other expenses decreased to $88,166 for the three month period ended September 30, 2009 from $134,696 for the three month period ended September 30, 2008. The increase in expenses for the three month period ended September 30, 2009 as compared to the same period in 2008 is attributable primarily to increased general, administrative and legal expenses incurred in connection with our new business activities in South America and administrative costs.  In particular, the increase in our payroll expenses is due to the Company having a lesser number of employees during the most part of the third quarter of 2008 as compared to the 2009 period, and the increase in professional fees during the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008 is primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations during the current period.

Non-operating Income (Expense), Net

Net non-operating income for the three months ended September 30, 2009, was $401,052 compared to net non-operating income of $15,292 for the three months ended September 30, 2008. Interest income in the amount of $21,239 was earned on our cash deposits resulting from our Private Placement, 2008 Unit Offering and 2009 Unit Offering (defined below) for the three months ended September 30, 2009.  Also, during the three months ended September 30, 2009, we recognized an unrealized gain from the decrease in the fair value of the derivative instruments liability of $379,813.

Net Loss

Our net loss for the three months ended September 30, 2009 was $353,752 compared to $659,308 for the three month period ended September 30, 2008. The decrease is due to the increase in the unrealized gain in fair value of our derivative warrant instruments liability which was partly offset by the significant increase in our general and administrative expenses.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

General and Administrative Expenses

We incurred total expenses of $2,306,785 for the nine month period ended September 30, 2009 compared to $2,039,799 for the nine month period ended September 30, 2008. Our payroll expenses decreased to $1,195,800 for the nine month period ended September 30, 2009 from $1,366,757 for the nine month period ended September 30, 2008; professional fees increased to $695,812 for the nine month period ended September 30, 2009 from $319,880 for the nine month period ended September 30, 2008; travel expenses decreased to $99,142 for the nine month period ended September 30, 2009 from $123,308 for the nine month period ended September 30, 2008; rent expense increased to $74,791 for the nine month period ended September 30, 2009 from $32,195 for the nine month period ended September 30, 2008; depreciation expense increased to $44,338 for the nine month ended September 30, 2009 from $30,310 for the nine month ended September 30, 2008;and other expenses increased to $196,902 for the nine month period ended September 30, 2009 from $167,349 for the nine month period ended September 30, 2008. The increase in expenses for the nine month period ended September 30, 2009 as compared to the same period in 2008 is attributable primarily to increased general, administrative and legal expenses incurred in connection with our new business activities in South America and administrative costs.  In particular, excluding the effects of non-cash compensation expenses of $1,000,000 during the nine month period ended September 30, 2008, the increase in our payroll expenses is due to the Company not having employees during the first quarter of 2008 and for the most part of the second quarter of 2008, and the increase in professional fees during the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008 is primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations during the current 2009 period.  Also, the increase in our rent expense during the nine month period ended September 30, 2009 is due to us entering into a long-term lease commencing on August 2008 at approximately $7,400 a month.  Prior to entering into this lease, we were only leasing commercial space for approximately $200 per month.  Further, the increase in other expenses includes the increase in depreciation expense during the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008 as we had only acquired a minimal amount of property and equipment as of September 30, 2008.

Non-operating Income (Expense), Net

Net non-operating income for the nine months ended September 30, 2009, was $891,041 compared to net non-operating income of $23,433 for the nine months ended September 30, 2008. Interest income in the amount of $41,909 was earned on our cash deposits resulting from our Private Placement, 2008 Unit Offering and 2009 Unit Offering for the nine months ended September 30, 2009.  Also, during the nine month ended September 30, 2009, we recognized an unrealized gain from the decrease in the fair value of the derivative instruments liability of $849,132.

Net Loss

Our net loss for the nine months ended September 30, 2009 was $1,415,744 compared to $2,016,366 for the nine month period ended September 30, 2008.  The decrease is due to the increase in our general and administrative expenses, which was offset by both the increase in the unrealized gain in fair value of our derivative warrant instruments liability and non-cash compensation expenses of $1,000,000 during the nine month period ended September 30, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of September 30, 2009 was $3,241,492 compared to $6,733,381 as of December 31, 2008.  This decrease was due to payments for unproved oil and gas properties during the nine month period ended September 30, 2009 offset by the receipt of capital from the Initial Closing of our 2009 Unit Offering discussed below.

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

On June 19, 2009, we conducted an initial closing (the “Initial Closing”) of a private placement of units (the “2009 Unit Offering”).  Each unit (the 2009 Units) consisted of (i) one share of our Common Stock and (ii) a common stock purchase warrant to purchase one share of Common Stock, exercisable for a period of five years at an exercise price of $2.00 per share. We offered our 2009 Units at a price of $1.25 per unit and we derived total proceeds at the Initial Closing of $6,074,914 ($5,244,279 net after expenses) from the sale of 4,860,000 of the 2009 Units.  On July 31, 2009, we completed the final closing (the “Final Closing”) of our 2009 Unit Offering.  At the Final Closing, the Company received gross proceeds of $256,250 ($216,798 net after offering expenses) from the sale of 205,000 of the 2009 Units.   In the aggregate, we received gross proceeds of $6,331,164 ($5,461,077 net after offering expenses) in the 2009 Unit Offering on the sale of a total of 5,065,000 of the 2009 Units.  The 2009 Unit Offering terminated on July 31, 2009.

We presently do not have any available credit, bank financing or other external sources of liquidity, other than the remaining net proceeds from the Private Placement and the Unit Offerings.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.

We recently entered into the MOU and JOA with Petronorte and the Farm-In Agreement with Emerald.  We expect that our capital commitments to Petronorte will be approximately US $2.3 million in 2009 and 2010 for Phase 1 seismic reprocessing and acquisition activity costs.  We are also required to deposit (by November 19, 2009) U.S. $2.6 million into a trust account as our portion of the ANH required performance guarantee under Petronorte’s E&P contract.

In accordance with the terms of the Emerald Farm-In Agreement, we paid Emerald US $0.948 million on February 12, 2009, as a reimbursement of Emerald’s Phase 1 sunk costs3, US $ 2.433 million on February 18, 2009, as the first installment on Emerald’s Phase 2 exploratory well costs, an additional US $ 2.433 million on May 15, 2009, as the second installment on Emerald’s Phase 2 exploratory well costs (when the drill rig was mobilized to begin drilling on the Maranta block Mirto-1 exploratory well), and US $ 1.2285 million on July 27, 2009, as our estimated share of Emerald’s Phase 2 Mirto-1 exploratory well completion costs.  On August 4, 2009, La Cortez Colombia paid an additional U.S. $243,300 to Emerald for overhead costs, representing 5% of total expenditures, in accordance with the Farm-In Agreement.  As of September 30, 2009, we accrued costs amounting to $218,152 which was capitalized to unproved oil and natural gas properties representing additional costs equivalent to 65% of Mirto 1 costs as of that date, in accordance with the Farm In Agreement.  We believe that we have sufficient funds to cover our operational overhead for the next few months, but not to make all of the remaining Emerald and expected Petronorte payments.

We are currently utilizing cash of approximately $170,000 per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  Because we will not be the operator in either of our Petronorte or Emerald projects and assuming no other material changes in our operations, we expect this rate of cash utilization to increase slightly over the next twelve months.  Additionally, because of the current requirement to deposit U.S. $2.6 million into a trust account as our portion of the ANH performance guarantee under Petronorte’s E&P contract, which funds we will not be able to use for other corporate purposes during the life of the guarantee, we do not have sufficient funds to meet our working capital needs through December 31, 2009.

We will need to obtain additional capital in order to meet our 2009 fourth quarter working capital needs and our commitments to Emerald and Petronorte, and to continue to execute our business plan, build our operations and become profitable. In order to obtain capital, we will need to sell additional shares of our Common Stock or debt securities, or borrow funds from private or institutional lenders. Because of recent problems in the credit markets, steep stock market declines, financial institution failures, government bail-outs, the sharp decline in oil and natural gas prices and our status as an early stage company, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, which the Company is actively seeking, we may have to suspend our operations temporarily or cease operations entirely.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

Effective October 12, 2009, Emerald’s parent, Emerald Energy Plc, was acquired by Sinochem Resources UK Limited, a United Kingdom subsidiary of Sinochem Group, a Chinese state-owned energy and chemicals conglomerate.  At this time, we do not know what impact this acquisition will have on the management and corporate policies of Emerald in Colombia or on the future operation of our joint relationship with Emerald.

As discussed above, on October 14, 2009, we entered into the JOA with Petronorte. The JOA was signed pursuant to the MOU.  The JOA entitles us to a 50% net working interest in the Putumayo 4 block located in the south of Colombia subject to approval by ANH.

3.  All costs on this project are calculated in Colombian pesos and paid in US dollars.  Because of changes in exchange rates, our capital commitments in US dollars may be more or less than originally calculated and budgeted.

On November 6, 2009, we filed a registration statement on Form S-1 with the SEC to cover the resale from time to time by investors holding (i) 4,134,800 shares sold in our 2008 Unit Offering, (ii) 4,905,000 shares sold in our 2009 Unit Offering and (iii) and 2,067,400 shares that may be issued upon exercise of warrants issued to the investors in our 2008 Unit Offering.  This registration statement has not yet been declared effective by the SEC.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our equity transactions, financial statement disclosures and segregation of duties were material weaknesses.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, management engaged consultants to assist the Company on an ongoing basis in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.  In addition, the Company continues to increase its workforce in preparation for leaving the development stage and beginning operations.   We also intend to hire an experienced Chief Financial Officer with an oil and gas industry background.  We believe that these combined actions will remedy the material weaknesses in our current system of internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

Exhibit No.	Description

10.1	Joint Operating Agreement By and Between Petroleos Del Norte S.A. and La Cortez Energy Colombia, Inc. dated as of February 23, 2009

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information.”

SIGNATURES

In accordance with the requirements of Section 13(a) or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2009	LA CORTEZ ENERGY, INC.

	By:	/s/ Andres Gutierrez Rivera
Name: Andres Gutierrez Rivera
Title: Chief Executive Officer

	By:	/s/ Nadine C. Smith
Name: Nadine C. Smith
Title: Interim Chief Financial Officer