Form 10-K/A
period 2009-12-31
La Cortez Energy, Inc.
filed 2010-04-20
CIK 1368964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of La Cortez Energy, Inc. (the “Company”), for the fiscal year ended December 31, 2009, is being filed solely to include the signature of the Company’s independent registered public accounting firm, BDO Seidman, LLP, on their opinion with respect to the Company’s consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, appearing on page F-2, which signature was inadvertently omitted from the Company’s Form 10-K filed on April 16, 2010.

Except as described above, this Form 10-K/A does not revise, update or in any way affect any information or disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on April 16, 2010, and we have not updated the disclosures contained therein to reflect any events that have occurred after that date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA CORTEZ ENERGY, INC.

Dated: April 20, 2010	By:	/s/ Andrés Gutierrez Rivera
Andrés Gutierrez Rivera
President and Chief Executive Officer

	By:	/s/ Nadine C. Smith
Nadine C. Smith
Interim Chief Financial Officer

83

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company changed the manner in which it accounts for certain warrants pursuant to new authoritative guidance in FASB ASC topic 815-40, “Contract in Entity's Own Equity.”

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