Form 10-Q
period 2010-03-31
La Cortez Energy, Inc.
filed 2010-05-24
CIK 1368964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 000-53877

LA CORTEZ ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5157768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Calle 67 #7-35 Oficina 409
Bogota, Colombia
 (Address of principal executive offices)

+57-941-870-5433
(Registrant’s telephone number, including area code)

N.A.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 19, 2010, there were 45,905,470 shares of the registrant’s common stock outstanding.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to, our ability to identify and exploit available corporate acquisition, farm-in and/or joint venture opportunities in the energy sector in Colombia and, more generally, in Latin America, our ability to establish technical and managerial infrastructure, our ability to raise required capital on acceptable terms and conditions, our ability to take advantage of, and successfully participate in such opportunities, our ability to successfully operate, or influence our joint venture partners’ operation of, the projects in which we participate in a cost effective and efficient way; future economic conditions, political and regulatory stability and changes and volatility in energy prices.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010, as amended on April 20, 2010.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

LA CORTEZ ENERGY, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$7,158,394	$2,376,585
Accrued oil receivables	28,826	189,835
Employee advances and other receivables	28,179	26,294
Prepaid expenses	41,200	19,519
Total current assets	7,256,599	2,612,233

Oil properties, at cost:
Proved oil properties, using the full cost method of accounting	7,513,057	7,513,057
Unproved oil properties	11,761,292	1,599,951
Accumulated depletion and impairment	(6,727,077)	(6,706,603)
	12,547,272	2,406,405
Other property and equipment, net of accumulated depreciation of $116,645 and $100,274, respectively	216,500	204,206
Goodwill	5,591,422	-
Restricted cash	2,672,500	2,672,500
Total assets	$28,284,293	$7,895,344

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Accounts payable	$1,409,204	$2,518,565
Accrued liabilities	340,477	267,155
Derivative warrant instruments	10,382,823	7,500,138
Total current liabilities	12,132,504	10,285,858

Asset retirement obligation	191,178	3,860
Total liabilities	12,323,682	10,289,718
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 40,000,349 and 25,428,815 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	40,000	25,429
Additional paid-in capital	30,571,992	11,396,506
Accumulated deficit	(14,651,381)	(13,816,309)
Total shareholders' equity (deficit)	15,960,611	(2,394,374)
Total liabilities and shareholders' equity (deficit)	$28,284,293	$7,895,344

See accompanying notes to consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Oil revenues	$90,383	$-
Total revenues	90,383	-

Costs and Expenses:
Operating costs	397,143	-
Depreciation, depletion and amortization	36,845	13,980
Accretion expense	163	-
General and administrative	1,052,493	781,243
Total costs and expenses	1,486,644	795,223
Loss from operations	(1,396,261)	(795,223)

Non-operating income, net:
Unrealized gain on fair value of derivative warrant instruments, net	555,508	57,374
Interest income	5,681	17,523

Loss before income taxes	(835,072)	(720,326)

Income taxes	-	-

Net loss	$(835,072)	$(720,326)

Basic and diluted loss per share	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	30,327,261	18,935,244

See accompanying notes to consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
  For the three months ended March 31, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2009	25,428,815	$25,429	$11,396,506	$(13,816,309)	$(2,394,374)
January 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $122,802	571,428	571	653,782	-	654,353
March 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $184,205	857,144	857	903,827	-	904,684
March 2010, common stock and warrants sold in private placement offering to Avante at $1.75 per share	2,857,143	2,857	2,192,906	-	2,195,763
Shares issued for acquisition of Avante	10,285,819	10,286	15,274,714	-	15,285,000
Stock based compensation	-	-	150,257	-	150,257
Net loss	-	-	-	(835,072)	(835,072)
Balance at March 31, 2010	40,000,349	$40,000	$30,571,992	$(14,651,381)	$15,960,611

See accompanying notes to consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(835,072)	$(720,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	36,845	13,980
Stock-based compensation	150,257	146,309
Unrealized gain on fair value of derivative instruments, net	(555,508)	(57,374)
Accretion expense	163	-
Changes in operating assets and liabilities:
Accrued oil receivables	164,662	-
Employee advances and other receivables	(1,885)	(28,541)
Prepaid expenses and other assets	41,398	10,633
Accounts payable	(1,349,806)	70,449
Accrued liabilities	696	133,814
Net cash used in operating activities	(2,348,250)	(431,056)

Cash flows from investing activities:
Acquisition of Avante, net of cash received	289,937	-
Investments in unproved oil properties	(352,871)	(3,427,926)
Purchases of property and equipment	-	(1,137)
Net cash used in investing activities	(62,934)	(3,429,063)

Cash flows from financing activities:
Proceeds from the sale of common stock and derivative warrant
instruments	7,500,000	-
Payments for offering costs	(307,007)	(51,834)
Net cash provided by (used in) financing activities	7,192,993	(51,834)
Net change in cash	4,781,809	(3,911,953)
Cash and cash equivalents, beginning of year	2,376,585	6,733,381

Cash and cash equivalents, end of year	$7,158,394	$2,821,428

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash investing and financing transactions:
Cumulative effect of reclassification of warrants (FASB ASC Topic No. 815-40)	$-	$2,304,561
Issuance of common stock in connection with acquisition of Avante for:
Acquisition of accounts receivable	$3,653	$-
Acquisition of prepaid expenses and other current assets	$43,001	$-
Acquisition of unproved oil properties	$9,808,470	$-
Acquisition of goodwill	$5,591,422	$-
Acquisition of other property and equipment	$48,743	$-
Assumption of accounts payable	$240,445	$-
Assumption of accrued liabilities	$72,626	$-
Assumption of asset retirement obligation	$187,155	$-

See accompanying notes to consolidated financial statements.

LA CORTEZ ENERGY, INC.
 Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

La Cortez Energy, Inc. (“LCE,” “La Cortez” or the “Company”), together with its 100% owned subsidiaries, La Cortez Energy Colombia, Inc., a Cayman Islands corporation (“LA Cortez Colombia”), La Cortez Energy Colombia, E.U., a Colombia corporation (“Colombia E.U.”) and Avante Colombia S.a.r.l. (“Avante Colombia”), is an international oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America.

LCE had established Colombia E.U. in Colombia to explore E&P opportunities in Colombia and Peru.  On April 30, 2009, LCE elected to dissolve Colombia E.U.  The operations of Colombia E.U. were transferred to La Cortez Colombia.  The Colombian activities are being operated through a branch of La Cortez Colombia which was established during the quarter ended March 31, 2009.  As discussed in Note 2 below, LCE acquired Avante Colombia on March 2, 2010.

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

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations presented for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates which are particularly significant to the condensed consolidated financial statements include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion, amortization, asset retirement obligations and accrued revenues and effects of purchase price allocations.

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

The Company had cash equivalents of approximately $7.0 million at March 31, 2010.

Oil properties

As of March 31, 2010, the Company has oil properties in the amount of $11,761,292 that are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues, as discussed above, are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

For the three months ended March 31, 2010, the Company incurred no impairment on its oil properties.

As discussed in Note 5, asset retirement costs are recognized when the asset is placed in service, and are included in the amortization base and amortized over proved reserves using the units of production method. Asset retirement costs are estimated by management using existing regulatory requirements and anticipated future inflation rates.

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired businesses. The Company’s goodwill results from the acquisition of 100% of the outstanding stock of Avante Colombia (as defined below). In order to determine the fair value of goodwill on the Avante Colombia acquisition, the Company allocated the fair value (determined with the assistance of independent consultants) of all Avante Colombia’s  assets and liabilities  against an increase of Avante Colombia equity. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the fair value of goodwill.  As a result, the Company recorded goodwill in the amount of approximately $5.6 million at March 2, 2010 as a non-current asset.

In accordance with guidance of the FASB ASC — Topic no. 350-10, Goodwill and Other, the Company tests goodwill for impairment in the first quarter of each fiscal year or at any other time when impairment indicators exist by comparing the fair value of the reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. Examples of such indicators, which would cause the Company to test goodwill for impairment between annual tests, include a significant change in the business climate, significant unexpected competition, significant deterioration in market share, and/or a loss of key personnel.  If goodwill is determined to be impaired, the loss is measured by the excess of the carrying amount of the reporting unit over its fair value. The Company’s annual goodwill impairment test derived no adjustment to its operating results.

Loss per Common Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10, which establishes the requirements for presenting earnings per share (“EPS”).  FASB ASC Topic No. 260 – 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented in these condensed consolidated financial statements, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the three months ended March 31, 2010, the Company had potentially dilutive shares outstanding, including 2,551,667 options to purchase shares of common stock and warrants to purchase 12,240,365 shares of common stock.   For the three months ended March 31, 2009, the Company had potentially dilutive shares outstanding, including 2,175,000 options to purchase shares of common stock and warrants to purchase 2,392,400 shares of common stock.  There was no difference between basic and diluted loss per share for the three months ended March 31, 2010 and 2009 as the effect of these potential common shares were anti-dilutive due to the net loss during both periods.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accrued oil receivables, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term nature of these accounts.

Foreign Currency Translation

For the three months ended March 31, 2010 and 2009, cumulative translation gains (losses) and foreign currency transaction gains (losses) were immaterial.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities. This guidance is included in FASB ASC 810, Consolidation. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity. This new guidance also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. The Company adopted this statement effective January 1, 2010.  The adoption of the new guidance in FASB ASC 810 did not impact its consolidated financial statements.

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for La Cortez on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

(2)	Acquisition of Avante Colombia

On March 2, 2010 (the “Closing Date”), the Company entered into a Stock Purchase Agreement (the “SPA”) with Avante Petroleum S.A., a Luxembourg public limited liability company (“Avante”), which closed on the same date.  Pursuant to the terms of the SPA, La Cortez acquired all of the outstanding capital stock (the “Acquisition”) of Avante’s wholly owned subsidiary, Avante Colombia S.à.r.l., a Luxembourg private limited liability company (“Avante Colombia”), in exchange for 10,285,819 newly issued shares of its common stock (the “Purchase Price Shares”).

Avante Colombia currently has a 50% participation interest (acquired in late 2005) in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Department of North Santander in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploración y Producción S.A.  The Rio de Oro field covers 2,262 hectares (5,590 acres), and the Puerto Barco field covers 2,406 hectares (5,945 acres).  Both production contracts are for a ten-year term expiring at the end of 2013.  The acquisition of Avante Colombia will provide new exploration opportunities.

Under the terms of the SPA, the Company and Avante have also agreed to pursue certain opportunities in the Catatumbo area on a joint venture basis.  If the Company enters into such a joint venture with Avante, then the Company would own 70% of the joint venture and commit to pay 70% of the geological and geophysical costs, and Avante would own 30% of the joint venture and commit to pay 30% of the geological and geophysical costs, up to a maximum commitment by Avante of $1,500,000.  If the total costs of the venture exceed $5,000,000, then Avante may elect either (a) not to pay any additional costs of the venture and incur dilution of its ownership percent from future payments by the Company, (b) to continue to pay additional costs of the venture at 30% or (c) to pay a larger proportion of the costs of the venture, in which case Avante’s ownership percent would be increased in proportion to the percentage of total venture costs paid by each party, up to a maximum ownership interest for Avante of 50%.

In connection with the Acquisition, on the Closing Date, La Cortez and Avante entered into a Subscription Agreement (the “Avante Subscription Agreement”), pursuant to which Avante purchased 2,857,143 shares of La Cortez’s common stock (the “Avante Shares”) and three-year warrants to purchase 2,857,143 shares of its common stock at an exercise price of $3.00 per share (the “Avante Warrants”), for an aggregate purchase price of $5,000,000 (or $1.75 per share of common stock purchased).   See Note 6.

Lock-Up

The SPA provides that, without the Company’s prior written consent, Avante may not offer, sell, contract to sell, grant any option to purchase, hypothecate, pledge, transfer title to or otherwise dispose of any of Purchase Price Shares, Avante Shares or Avante Warrants or any of the shares issuable upon exercise of Avante Warrants (the “Avante Warrant Shares”) for a period of 18 months after the Closing Date (the “Lock-Up Period”).  The SPA also provides that, during such period, Avante may not effect or agree to effect any short sale or certain related transactions with respect to the Company’s common stock.

Share Escrow

In connection with the Acquisition, La Cortez entered into a Share Escrow Agreement with Avante, and an escrow agent, pursuant to which 1,500,000 of the 10,285,819 Purchase Price Shares are being held in escrow to secure certain indemnification obligations of Avante under the SPA.  Subject to certain exceptions, any such escrowed shares that are not cancelled in order to satisfy indemnification obligations of Avante will be released to Avante after March 2, 2012.  Avante may not assign or transfer any interest in the escrowed shares while they are held in escrow, however, Avante is entitled to exercise voting rights with respect to such shares.

The SPA permits Avante to satisfy any indemnification obligations thereunder in whole or in part by surrender of shares of the Company’s common stock (including the shares held in escrow) in lieu of cash.  In addition, the SPA allows the Company to elect to receive Avante’s escrowed shares of Company common stock in lieu of cash to satisfy Avante’s indemnification obligations with respect to certain environmental matters.  Any shares of common stock surrendered to satisfy Avante’s indemnification obligations under the SPA shall be valued based on the volume-weighted average sale prices of the Company’s common stock for the 60 most recent trading days on which sales have occurred ending on the trading day immediately prior to the relevant date of determination.

Registration Rights Agreement

Pursuant to the SPA, the Company entered into a Registration Rights Agreement with Avante, dated as of March 2, 2010 (the “Avante RRA”).  The Avante RRA grants Avante certain “piggyback” registration rights with respect to the Purchase Price Shares, the Avante Shares and the Avante Warrant Shares; provided that in exercising such piggyback registration rights with respect to any proposed registration statement, Avante may not request inclusion in such registration statement of more than 10% of the number of shares of the Company’s common stock outstanding at such time.

The Avante RRA grants Avante one demand registration right covering the Avante Shares and the Avante Warrant Shares, exercisable if (a) the Company fails to either file a registration statement on which Avante can piggyback or to complete a listing of its common stock on a United States or Canadian national securities exchange within 180 days of the final closing of the private placement offering described in Note 6 below (the “PPO”), and (b) a Total Investment Majority (as defined in the Avante RRA) joins in such demand.  The Total Investment Majority may include holders of the Company’s securities purchased pursuant to the Avante Subscription Agreement as well as securities purchased pursuant to the PPO and pursuant to warrants purchased pursuant to either, taken together on an aggregate basis.

The Avante RRA provides an additional demand registration, exercisable following the Lock-Up Period, if Avante (or its successors and permitted assignees under the Avante RRA) is an “affiliate” of the Company’s (within the meaning of Rule 144) at such time.  Each of the Warrant Shares, the Avante Shares and the Purchase Price Shares will cease to be registrable under the Avante RRA if and for so long as they may be sold publicly in the United States without being subject to volume limitations (whether pursuant to Rule 144 or otherwise).  The Avante RRA contains customary cutback, discontinuation and indemnification provisions.

Stockholder Agreement

In connection with the Acquisition, La Cortez entered into a Stockholder Agreement with Avante; Nadine Smith, the Company’s Chairman of the Board; and Andres Gutierrez, the Company’s CEO, dated as of March 2, 2010 (the “Stockholder Agreement”).

Pursuant to the Stockholder Agreement, upon the closing of the SPA, the Company’s Board increased the number of directors constituting the entire Board by one and appointed Avante’s nominee, Alexander Berger, to fill the vacancy on the Board so created, to serve until the next annual meeting of the Company’s shareholders or until his successor is duly elected and qualified or his earlier death, resignation or removal in accordance with the Company’s By-Laws.  The Stockholder Agreement provides that Avante shall continue to nominate one individual reasonably satisfactory to the Company at the next and subsequent annual meetings of its shareholders, and at any special meeting of its shareholders at which directors are to be elected (any “Election Meeting”) as long as Avante and/or its affiliates own outstanding shares representing 10% or more of the votes entitled to be cast at the applicable Election Meeting.  Avante’s nominee will be subject to election and reelection by the Company’s shareholders as provided in its By-Laws.  If Avante’s nominee is not elected by the Company’s shareholders, then Avante shall have the right to designate the same or another person as its nominee at the next Election Meeting, provided that Avante and/or its affiliates own outstanding voting shares representing 10% or more of the votes entitled to be cast at the applicable Election Meeting.

The Stockholder Agreement provides that each of Avante, Ms. Smith and Mr. Gutierrez shall vote any shares of the Company’s capital stock owned by such party, or cause any shares of the Company’s capital stock owned by any immediate family member or affiliate of such party to be voted, in favor of Avante’s nominee at any Election Meeting.

In addition, for so long as Avante is entitled to name a nominee for election as a director, as provided in the Stockholder Agreement, Avante shall have the right to appoint one additional non-voting observer to attend meetings of the Board, and said observer shall have the right to visit the Company’s offices, to have interaction with its management and to receive information and documents pertaining to the Company as reasonably requested, subject to the confidentiality provisions of the Stockholder Agreement.

For a period ending on the earlier of (i) 18 months after the Closing under the SPA or (ii) the first date on which Avante and/or its affiliates no longer own outstanding voting shares representing ten percent (10%) or more of the votes entitled to be cast at any annual or special meeting of shareholders (if a record date for such a meeting were established on any day), in the event that the Company (or its Board) should propose to (a) merge or consolidate with or into any other corporation (if the holders of the Company’s voting capital stock immediately prior to the transaction would not hold a majority of the voting stock or other voting equity of the surviving entity immediately after completion of the transaction), or sell, assign, lease or otherwise dispose of all or substantially all of the Company’s assets, or recommend to the Company’s shareholders a third-party tender offer for a majority of its outstanding voting capital stock; or (ii) acquire a business (whether by merger, stock purchase or asset purchase) in a transaction that would result in the issuance of a number shares of the Company’s voting capital stock equal to or exceeding thirty percent (30%) of its voting capital stock outstanding after giving effect to the proposed transaction; or (iii) appoint a new Chief Executive Officer (any of the foregoing, a “Covered Transaction”), then the Company’s Board shall establish a special committee of the Board pursuant to the By-Laws, which committee shall consist of Avante’s nominated director (or if there is no Avante nominee then serving on the Board, Avante’s observer), the Company’s Chairman of the Board, and the Company’s Chief Executive Officer (the “Special Committee”).  The Covered Transaction will require the unanimous approval of all of the members of the Special Committee before it can be submitted to the full Board for consideration; provided, however, that the foregoing requirement shall be subject and subordinate to the fiduciary duties of each director and any other restrictions under applicable law and the listing standards of any exchange on which the Company’s securities are then listed.

Description of Assets of Avante Colombia

Immediately following the Acquisition, Avante Colombia became La Cortez’s wholly owned subsidiary.

Avante Colombia currently has a 50% participation interest (acquired in late 2005) in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. (“Ecopetrol”) in the Department of North Santander in the Catatumbo region of northeastern Colombia , under an operating joint venture with Vetra Exploración y Producción S.A. (“Vetra” ).  The Rio de Oro field covers 2,262 hectares (5,590 acres), and the Puerto Barco field covers 2,406 hectares (5,945 acres).  Both production contracts are for a ten-year term expiring at the end of 2013.

Under the Puerto Barco production contract, Ecopetrol has a 6% production participation, Vetra a 47% working interest and Avante Colombia a 47% working interest, in each case after royalties.  Royalties payable are 20% of audited production. The operator is Avante Colombia.  Production on the field began in 1958 and was stopped in July 2008, as a result of insurgent activity.   Total historical production was 811,000 barrels of oil.

Under the Rio de Oro production contract, Ecopetrol has a 12% production participation, Vetra a 44% working interest and Avante Colombia a 44% working interest, in each case after royalties.  Royalties payable are 20% of audited production. The operator is Avante Colombia.  Production on the field began in 1950 and was stopped in June 1999, as a result of insurgent activity.   Total historical production was 11.3 million barrels of oil and 27,041 million cubic feet of gas.

In the Rio de Oro field, the remediation of certain historical environmental conditions generated prior to the Acquisition will be the responsibility of previous operators.  In addition to the contractual responsibility of previous operators for these liabilities, Avante has agreed in the SPA to indemnify the Company for 50% of any environmental losses it incurs, up to a maximum of $2.5 million.

Under the terms of the SPA, La Cortez and Avante have also agreed to pursue certain opportunities in the Catatumbo area on a joint venture basis.   If La Cortez enters into such a joint venture with Avante, then La Cortez would own 70% of the joint venture and commit to pay 70% of the geological and geophysical costs, and Avante would own 30% of the joint venture and commit to pay 30% of the geological and geophysical costs, up to a maximum commitment by Avante of $1,500,000.  If the total costs of the venture exceed $5,000,000, then Avante may elect either (a) not to pay any additional costs of the venture and incur dilution of its ownership percent from future payments by La Cortez, (b) to continue to pay additional costs of the venture at 30% or (c) to pay a larger proportion of the costs of the venture, in which case Avante’s ownership percent would be increased in proportion to the percentage of total venture costs paid by each party, up to a maximum ownership interest for Avante of 50%.

Purchase Price Allocation

On March 2, 2010, the Company purchased substantially all of the outstanding stock of Avante Colombia.  The results of operations of Avante Colombia have been included in the Company’s consolidated statements of operations since the acquisition date.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition.  The estimates of the fair value of the assets acquired, liabilities assumed and the stock issued for the acquisition were prepared with the assistance of an independent valuations consultant.  These estimates are preliminary and subject to change.  The following is a summary of the purchase price allocation:

Assets acquired
Cash	$289,937
Accounts receivable	3,653
Prepaid expenses and other current assets	43,001
Unproved oil and gas properties	9,808,470
Goodwill	5,591,422
Other fixed assets	48,743
Total assets acquired	15,785,226

Liabilities assumed
Accounts payable and other current liabilities	313,071
Asset retirement obligation	187,155
Total liabilities assumed	500,226

Net assets acquired	$15,285,000

Purchase price paid through issuance of 10,285,819 shares of common stock	$15,285,000

Management believes that the goodwill resulting from the acquisition reflects the value associated with the potential to extend the term of the contracts on the acquired properties and to extend the contracts to other productive zones and development areas.  These contracts involve Ecopetrol and affect the properties acquired in the Avante acquisition.

The Company assesses the possible impairment of goodwill at least annually, on March 31, at the reporting unit level.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  The Company determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest.  In this case, the reporting unit is made up of the Company and all consolidated subsidiaries.  Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  The Company monitors changes in its closing market price and its effect on fair value and the relationship to the carrying value.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  As of March 31, 2010, the Company did not identify any potential impairment related to its goodwill.

The following table reflects the unaudited pro forma results of operations as though the Avante Acquisition had occurred on January 1, 2010 and 2009. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended
	March 31,
	2010	2009
Revenues	$90,383	$-

Net loss	$(875,020)	$(1,007,790)

Income per unit - basic and diluted:	$(0.02)	$(0.03)

Weighted average shares outstanding:
basic and diluted	37,298,761	29,221,063

(3)	Oil Properties

The Company follows the full cost method of accounting for its oil properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Depletion of proved oil and gas properties will be calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs are assessed periodically ceiling test for impairment.  As of March 31, 2010, $11,761,292 of the Company’s oil properties were unproved and were not subject to depletion or ceiling test impairment.

For the three months ended March 31, 2010, the Company incurred no impairment on its proved oil properties.

Maranta Block

On February 6, 2009, the Company entered into a farm-in agreement (the “Farm-In Agreement”) with Emerald Energy Plc Sucursal Colombia (“Emerald”), a Colombian branch of Emerald Energy Plc. (“Emerald Energy”), a company existing under the laws of the United Kingdom, for a 20% participating interest (the “Participating Interest”) in the Maranta exploration and production block (“Maranta”), which covers 90,458 acres (36,608 hectares)  in the Putumayo Basin in Southwest Colombia.

On February 4, 2010, the Company signed a joint operating agreement with Emerald with respect to the Maranta Block, and the Company has asked Emerald to submit a request to the ANH to approve the assignment of the Company’s 20% participating interest to the Company.  If the ANH does not approve this assignment, Emerald and the Company have agreed to use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the farm-in agreement and the joint operating agreement, that shall privately govern the relations between the parties with respect to the Maranta Block and which will not require ANH approval.

Emerald completed a workover job on the Mirto-1 well on March 6, 2010, in an effort to isolate a water production formation.  Management believes that water is coming into the well through poor cement bonding behind casing.  After a technical meeting held with the operator on March 25, 2010, to evaluate the workover results, the Company concluded that the attempt to isolate the water production formation was not successful; therefore, both the operator and the Company have decided to continue producing from the well with a high water cut.  The current stabilized average rate of production from the Mirto-1 well is 120 barrels of oil per day gross of good quality oil (31.5ºAPI), with an average basic sediment and water cut of 82%.

The Mirto-2 well was spud on May 21, 2010.

As consideration for its 20% participating interest, the Company reimbursed Emerald $0.948 million of its Phase 1 sunk costs.  This amount was paid to Emerald in February 2009.  Additionally, the Company has borne 65% of the Maranta Block Phase 2 costs, of which the “dry hole” costs were $4.875 million, $2.433 million of which the Company paid to Emerald in February 2009.  The Company made additional Phase 2 payments to Emerald in the amount of $2.433 million and $1.2285 million in May 2009 and July 2009, respectively.  The Company also paid Emerald a cash call of $0.2433 million in August 2009 for overhead costs.  On January 7, 2010, the Company paid an additional $1.41 million to Emerald, to cover exploration costs associated with the Mirto-1 well, as well as certain 3D seismic and facilities costs.  On February 5, 2010, the Company paid an additional $234,553 to Emerald for its share of the final exploration costs of the Mirto-1 well.

Putumayo-4 Block

On December 22, 2008, the Company entered into a memorandum of understanding (the “MOU”) with Petroleos del Norte S.A. (“Petronorte”), a Colombian subsidiary of Petrolatina Energy Plc., that entitles the Company to a 50% net working interest in the Putumayo 4 block, which covers 126,845 acres (51,333 hectares) in the Putumayo Basin (the “Putumayo 4 Block”).  According to the MOU, the Company will have the exclusive right to a 50% net participation interest in the Putumayo 4 Block and in the exploration and production contract (the “E&P Contract”) after ANH production participation.  Petronorte signed an E&P Contract with the ANH in February 2009.  Petronorte will be the “operator” of the E&P Contract.

After reprocessing over 1,300 km of old seismic, which confirmed the potential of at least 7 leads in the block, both Petronorte, as operator of the block, and the Company have continued working on determining the number and location of indigenous people and communities in the area along with representatives from the Ministry of the Interior.  The Company is using this information to define the layout of 103 km of 2D seismic acquisition that the Company expects to take place by second half of this year, as well as to obtain an environmental permit for the drilling of an exploratory well.

Under the terms of the contract signed with the ANH, the acquisition of 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.6 million have to be conducted before September 2012, when the 3-year term of Phase I ends.

Under the memorandum of understanding and the joint operating agreement, the Company will be responsible for fifty percent (50%) of the costs incurred under the E&P contract, entitling it to fifty percent (50%) of the revenues originated from the Putumayo 4 Block, net of royalty and production participation interest payments to the ANH, except that the Company will be responsible for paying two-thirds (2/3) of the costs originated from the first 103 kilometers of 2D seismic to be performed in the Putumayo 4 Block, in accordance with the expected Phase 1 minimum exploration program under the E&P contract. If a prospective Phase 1 well in a prospect in the Putumayo 4 Block proves productive, Petronorte will reimburse the Company for its share of these seismic costs paid by the Company (one-sixth (1/6)) with their revenues from production from the Putumayo 4 Block.

Rio de Oro and Puerto Barco Fields

After completion of the acquisition of Avante Colombia, the Company has continued to conduct community-related activities in the area and has defined a potential long term activity program/investment in conjunction with its joint venture partner, Vetra Exploración y Producción S.A.

(4)	Related Party Transactions

Common Stock Sales

On March 2, 2010, as part of a closing of its private placement offering (see Note 6 below), the Company sold 58,000 Units, at a price of $1.75 per Unit, for total consideration of $101,500 to Nadine Smith, the Company’s Chairman of the Board and Interim Chief Financial Officer, on the same terms as to other investors in the offering.

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

The following table reflects the changes in the ARO during the three months ended March 31, 2010.

Amount
Asset retirement obligation — beginning of period	$3,860
Liabilities incurred in connection with Avante acquisition	187,155
Current period accretion	163
Asset retirement obligation — end of period	$191,178

The following table reflects the changes in the ARO during the year ended December 31, 2009.

Amount
Asset retirement obligation — beginning of period	$-
Liabilities incurred with properties drilled	3,704
Current period accretion	156
Asset retirement obligation — end of period	$3,860

The credit adjusted, risk free rate used in calculating ARO was approximately 18% at March 31, 2010. These rates approximate the Company’s borrowing rate.

(6)	Shareholders’ Equity

As of March 31, 2010, there were 40,000,349 shares of common stock and no shares of preferred stock issued and outstanding.

The Avante Subscription Agreement

On the Closing Date, pursuant to the terms of the Avante Subscription Agreement, Avante purchased 2,857,143 shares of the Company’s common stock and warrants to purchase 2,857,143 shares of its common stock at an exercise price of $3.00 per share, for an aggregate purchase price of $5,000,000 (or $1.75 per share of common stock purchased).

 The Avante Warrants are exercisable to purchase a number of shares of the Company’s common stock equal to the number of Avante Shares at an exercise price of $3.00 per share (subject to adjustment upon certain events as provided in the form of Avante Warrant).  The Avante Warrants are exercisable until three years after the Closing Date.  The Avante Warrants carry weighted average anti-dilution protection in the event La Cortez subsequently issues shares of its common stock, or securities convertible into shares of its common stock, for a per share price that is less than the exercise price per share at such time.  The Avante Warrants are immediately exercisable.

January and March Closings of the Private Placement Offering

On January 29, 2010, the Company closed on the sale of 571,428 PPO Units (as defined below) in the  PPO for gross proceeds of $1.0 million.  On March 2, 2010, the Company closed on the sale of 857,144 PPO Units in the PPO for gross proceeds of $1.5 million.   Each “PPO Unit” consists of (i) one share of the Company’s common stock, and (ii) a warrant representing the right to purchase one-half (1/2) of one share of its common stock, for a period of three years commencing on the final closing date of the PPO, at an exercise price of $3.00 per whole share (the “PPO Warrants”).

The Company had raised $5.0 million of gross proceeds from the sale of PPO Units, including the closings in December 2009, January 2010 and March 2010, consisting of an aggregate of 2,857,143 shares of the Company’s common stock (the “PPO Shares”) and PPO Warrants to purchase 1,428,573 shares of its common stock.  With respect to certain subscriptions in the PPO, the Company is obligated to pay placement agents and/or finders (collectively, “Finders”) cash fees of up to ten percent (10%) of the purchase price of each PPO Unit sold in the PPO to investors introduced to the Company by the relevant Finder (the “Introduced Investors”), and to issue each such Finder five year warrants (the “Agent Warrants”) exercisable at no less than $1.75 per share to purchase a number of shares of the Company’s common stock equal to up to ten percent (10%) of the shares of common stock included in the PPO Units sold in the PPO to the Introduced Investors.  In addition to their term, the Agent Warrants differ from the PPO Warrants in certain other respects, including without limitation, the Agent Warrants provide for cashless exercise.  As a result of the Company’s sales of the PPO Units, the Company has paid and/or become obligated to pay an aggregate of approximately $46,812 of placement agent and/or finder fees and has issued and/or become obligated to issue Agent Warrants to purchase an aggregate of 26,750 shares of the Company’s common stock through March 31, 2010.

The PPO Warrants are subject to weighted average anti-dilution protection in the event the Company subsequently issues shares of its common stock, or securities convertible into shares of its common stock, for a per share price that is less than the exercise price per share of the PPO Warrants at such time.  The PPO Warrants are immediately exercisable.

The Company has entered into a registration rights agreement (the “PPO RRA”) with the investors in the PPO.  The PPO RRA provide such investors with “piggyback” registration rights with respect to the PPO Shares and the shares of its common stock issuable upon exercise of the PPO Warrants (collectively, the “Registrable PPO Shares”).  The PPO RRA grants the holders of a majority of the Registrable PPO Shares subject to the PPO RRA the right to demand registration of such shares if the Company fails to either file a registration statement on which they can piggyback or complete a listing of its common stock on a United States or Canadian national securities exchange (or, in the case of the investors in the December 29, 2009 closing, on the TSX Venture Exchange) within 180 days of the final closing of the PPO.  Registrable PPO Shares are not subject to the PPO RRA if they may be immediately sold under the Securities Act (whether pursuant to Rule 144 thereunder or otherwise).  The PPO RRA contains customary cutback, discontinuation and indemnification provisions.

The Company’s offering and sale of the shares of common stock and PPO Warrants in the PPO were made in reliance on the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act and Regulation D and/or Regulation S promulgated by the SEC thereunder.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

The Company plans to use the net proceeds of the PPO together with the proceeds of its sale of securities pursuant to the Avante Subscription Agreement towards funding its existing oil and gas exploration and production projects (including those of Avante Colombia) and possibly other potential opportunities in Colombia (e.g., acquisitions, joint ventures, and/or farm-ins) and for general working capital purposes.  However, the Company will need to obtain additional capital to meet its financial commitments on its current projects (including the newly acquired Rio de Oro and Puerto Barco projects) and to continue to execute its business plan.

The Company determined that warrants to purchase a total of 741,036 shares of common stock, including warrants to purchase 26,750 shares of common stock issued to agents,  issued in the January and March 2010 closings of the PPO and the warrants to purchase a total of 2,857,143 shares of common stock issued to Avante in connection with the Avante Share Purchase Agreement contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 - 15.  As a result, these warrants were not indexed to the Company’s own stock.  At the January 2010 closing of the PPO, the fair value of these warrants was determined to be approximately $222,844, which was recorded as a derivative warrant instruments liability.  The Company also recorded $571 as par value to common stock and $653,782 to additional paid-in capital as part of the January 2010 closing of the PPO.  At the March 2010 closing of the PPO, the fair value of these warrants was approximately $411,112, which was recorded as a derivative warrant instruments liability.  The Company also recorded $857 as par value to common stock and $903,827 to additional paid in capital as part of the March 2010 closing of the PPO.  At the closing of the Avante Share Purchase Agreement, the fair value of these warrants was approximately $2,804,237, which was recorded as a derivative warrant instruments liability.  The Company also recorded $2,857 as par value to common stock and $2,192,906 to additional paid in capital as part of the closing of the Avante Share Purchase Agreement.

The table below reflects the breakdown of the components of gross proceeds from the Company’s closings during the three months ended March 31, 2010:

Par value of common stock issued	$4,285
Paid-in capital	3,750,515
Derivative warrant instruments	3,438,193
Offering expenses	307,007
Total gross proceeds	$7,500,000

Stock Option Awards

A summary of stock option activity during the three months ended March 31, 2010 covering options granted to the Company’s employees is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,141,667	$2.11	8.64	$—
Granted	100,000	$2.11
Exercised	—	—
Forfeited	—	$—
Expired	—	—
Outstanding at March 31, 2010	2,241,667	$2.11	8.47	$—

Of the above employee options outstanding at March 31, 2010, 675,006 options are vested or exercisable.   During the three months ended March 31, 2010, the Company recognized stock-based compensation expense of approximately $150,000 related to stock options, including approximately $138,000 related to options granted to employees.  As of March 31, 2010, there was approximately $890,000 of total unrecognized compensation cost related to non-vested stock options (approximately $845,000 of which is related to employee options), which is expected to be recognized over a weighted-average period of approximately 1.39 years and 1.77 years for employee and non-employee options, respectively.

The fair value of the options granted during 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)		$1.48
Risk-free interest rate (2)		3.00%
Dividend yield (3)		0.00%
Volatility factor (4)		71.00%
Expected life (5)	6.5	years
Expected forfeiture rate (6)		10%

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

(5)	The expected life was estimated by management as the midpoint between the vesting date and the expiration date of the options.

(6)	Management estimated that the forfeiture rate at 10% based on its experience with companies in similar industries and regions.

Warrants for Services

(7)	Derivative Warrant Instruments (Liabilities)

During the three months ended March 31, 2010, a $555,508 increase in the fair value of the derivative liabilities was recorded as unrealized gain on fair value of derivative warrant instruments in the accompanying condensed consolidated statement of operations.

Activity for derivative warrant instruments during the three months ended March 31, 2010 was as follows:

	December 31, 2009	Activity during the period	Increase (Decrease) in Fair Value of Derivative Liability	March 31, 2010
Derivative warrant instruments	$7,500,138	$3,438,193	$(555,508)	$10,382,823
	$7,500,138	$3,438,193	$(555,508)	$10,382,823

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of March 31, 2010:

Common stock issuable upon exercise of warrants	12,240,365
Estimated market value of common stock on measurement date (1)	$1.48
Exercise price	$1.25 - $3.00
Risk free interest rate (2)	0.15% - 4.55%
Warrant lives in years	2.92 – 4.58
Expected volatility (3)	71% - 154%
Expected dividend yields (4)	None

(1)
The estimated market value of the stock is measured each period end and is based on a calculation by management after consideration of price per share received in private offerings and reported public market prices and adjusted for the effect of previously issued warrants .

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:
	Fair Value Measurements at March 31, 2010
	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Derivative warrant instruments	$-	$-	$10,382,823	$10,382,823
Total	$-	$-	$10,382,823	$10,382,823

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31,
	2010	2009
Beginning balance	$(7,500,138)	$-
Total gains (losses)	555,508	57,374
Settlements	-	-
Additions	(3,438,193)	-
Transfers	-	(2,304,561	)(1)
Ending balance	$(10,382,823)	$(2,247,187)

Change in unrealized gains (losses)
included in earnings relating to derivatives
still held as of March 31, 2010 and 2009	$555,508	$57,374

(1)
Represents the cumulative effect change in accounting principle as a result of the Company adopting FASB ASC Topic No. 815 – 40 (formerly EITF 07-5) effective January 1, 2009.  This amount reflects an increase of approximately $650,000 in accumulated deficit from the amount originally reported in the Form 10-Q for the three months ended March 31, 2009, due to a revised calculation of the cumulative effect change in accounting principle.

Fair Value on a Non-Recurring Basis

On January 1, 2009, the Company adopted the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company, the adoption applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, La Cortez has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligation is presented in Note 5.

Assets measured at fair value during the three-month period ended March 31, 2010 include:

	Fair Value Measurements at March 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2010
Assets: (a)
Accounts receivable	$-	$-	$3,653	$3,653
Prepaid expenses and other current assets	-	-	43,001	43,001
Unproved properties	-	-	9,808,470	9,808,470
Other property and equipment	-	-	48,743	48,743
Goodwill	-	-	5,591,422	5,591,422
Total assets	$-	$-	$15,495,289	$15,495,289

Liabilities: (a)
Accounts payable	$-	$-	$240,445	$240,445
Accrued liabilities	-	-	72,626	72,626
Asset retirement obligation	-	-	187,155	187,155
Total liabilities	$-	$-	$500,226	$500,226

(a)
The Company utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the three-month period ended March 31, 2010, La Cortez acquired the outstanding stock of Avante Colombia through the issuance of 10,285,819 with a fair value of $15,285,000. The inputs used by management for the fair value measurements of this stock include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(9)	Commitments and Contingencies

From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that management believes, if determined in a manner adverse to the Company, could have a potential material adverse effect on its financial condition, results of operations or cash flows.

Additionally, the Company is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the oil and natural gas industry in general, the business and prospects of the Company could be adversely affected.

(10)	Subsequent Events

On April 19, 2010, the Company conducted the fourth and final closing of its PPO for an additional 5,905,121 PPO Units, for gross proceeds of $10.33 million.

In the aggregate, in all four closings of the PPO, the Company sold 8,762,264 PPO Units, consisting of an aggregate of 8,762,264 shares of its common stock and warrants to purchase an aggregate of 4,381,138 shares of its common stock (after consideration of rounding for partial shares), for total gross proceeds of $15.33 million.

Each PPO Unit was sold at a price of $1.75.  Each PPO Unit consists of (i) one share of the Company’s common stock, and (ii) a warrant representing the right to purchase one-half (1/2) of one share of its common stock, for a period of three years commencing on the final closing date of the PPO (that is, until April 18, 2013), at an exercise price of $3.00 per whole share of common stock (the “PPO Warrants”).  The PPO Warrants are immediately exercisable.

The PPO Warrants are subject to weighted average anti-dilution protection in the event the Company subsequently issues shares of its common stock, or securities convertible into shares of its common stock, for a per share price that is less than the exercise price per share of the PPO Warrants at such time.

With respect to certain subscriptions in the PPO, the Company was obligated to pay placement agents and/or finders (collectively, “Finders”) cash fees of up to ten percent (10%) of the purchase price of each PPO Unit sold in the PPO to investors introduced to the Company by the relevant Finder (the “Introduced Investors”), and to issue each such Finder five-year warrants (the “Agent Warrants”) exercisable at no less than $1.75 per share to purchase a number of shares of its common stock equal to up to ten percent (10%) of the shares of common stock included in the PPO Units sold in the PPO to the Introduced Investors.  In addition to their term, the Agent Warrants differ from the PPO Warrants in certain other respects, including, without limitation, that the Agent Warrants provide for cashless net exercise.  As a result of the Company’s sales of the PPO Units in all four closings, the Company has paid an aggregate of approximately $612,037 of placement agent and/or finder fees and has issued Agent Warrants to purchase an aggregate of 344,022 shares of its common stock.  All warrants issued in the April Closing have the same terms as those issued in the January and March Closings and will be accounted for as derivative liabilities.

The Company has entered into a registration rights agreement with the investors in the PPO, which provides such investors with “piggyback” registration rights with respect to the shares of its common stock contained in the PPO Units and the shares of its common stock issuable upon exercise of the PPO Warrants (collectively, the “Registrable PPO Shares”).  The registration rights agreement also grants the holders of a majority of the Registrable PPO Shares the right to demand registration of such shares if it fails to either file a registration statement on which they can piggyback or complete a listing of its common stock on a United States or Canadian national securities exchange (or, in the case of the investors in the December 29, 2009, closing, on the TSX Venture Exchange) within 180 days of the final closing of the PPO (that is, by October 16, 2010).  Registrable PPO Shares are not subject to the registration rights agreement if they may be immediately sold under the Securities Act (whether pursuant to Rule 144 thereunder or otherwise).  The registration rights agreement contains customary cutback, discontinuation and indemnification provisions.

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least March 31, 2011.  The Company expects to finance its operations primarily through its existing cash and any future financing.  Note 2 to the audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended December 31, 2009, as amended (the “2009 Form 10-K”) reported that as of the date of the filing of the 2009 Form 10-K (April 16, 2010), there existed substantial doubt about the Company’s ability to continue as a going concern, and the Report of Independent Registered Public Accounting Firm included in the Company’s 2009 Form 10-K included an explanatory paragraph with respect thereto.

As a result of the proceeds received from the PPO (the final closing of which occurred on April 19, 2010) and the investment by Avante Petroleum in March 2010, management believes that the Company will not need to obtain additional capital before May  2011 in order to meet its working capital needs and its commitments on the Maranta Block, the Putumayo 4 Block, the Rio de Oro and Puerto Barco fields and the Avante joint venture, and to continue to execute its business plan and build its operations (although the Company may seek to raise additional capital in any event before that date).  As a result, management has concluded, that as of the date of this Report, there does not exist substantial doubt about the Company’s ability to continue as a going concern.

After May 2011, however, the Company will need to obtain additional capital for such purposes.  In order to obtain capital, the Company may need to sell additional shares of its equity or debt securities, or borrow funds from private or institutional lenders. Because of the recent problems in the credit markets, steep stock market declines, financial institution failures, government bail-outs, the sharp decline in oil and natural gas prices and the Company’s status as an early stage company, there can be no assurance that the Company will be successful in obtaining additional funding in amounts or on terms acceptable to the Company, if at all.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2010, as amended on April 20, 2010 (the “2009 Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009.

You should read this discussion and analysis together with such financial statements and the notes thereto.

Overview

We are an international, early-stage oil and gas exploration and production company with operations in South America. We have entered into two initial working interest agreements, in the Putumayo 4 Block with Petroleos del Norte S.A., a subsidiary of Petrolatina Plc. (AIM: PELE), and in the Maranta Block with Emerald Energy Plc Sucursal Colombia, a branch of Emerald Energy Plc., both in the Putumayo Basin of southwestern Colombia.  In addition, in March 2010 we acquired all of the outstanding capital stock of Avante Colombia S.à r.l. from Avante Petroleum S.A.  Avante Colombia currently has a 50% participation interest in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploración y Producción S.A. We are currently evaluating additional investment prospects, companies and existing exploration and production opportunities in Colombia, and seeking opportunities in other South American countries.

We plan to explore investment opportunities in oil and gas exploration and development and in associated infrastructure (e.g., storage tanks, processing facilities and/or pipelines). The scope of our activities in this regard may include, among other things, the acquisition and assignment of rights to develop exploratory acreage under concessions granted by government authorities or by private or public exploration and production (“E&P”) companies, the purchase of oil and gas producing properties, farm-in and farm-out opportunities (i.e., the assumption and assignment of obligations to fund the cost of drilling and development), and/or the purchase of debt, equity or assets of existing oil and gas exploration and development companies currently operating in Colombia.

We have established an operating branch in Bogotá, Colombia, where we will engage in our existing business ventures.  We will continue to evaluate ways to optimize our business structure in Colombia and in locations where we intend to develop our business, in order to comply with local regulations while optimizing our tax, legal and operational flexibility.

Recent Developments

Private Placement

As previously reported, on December 29, 2009, we closed on the sale of 1,428,571 PPO Units (as defined below) in a private placement offering (the “PPO”), for gross proceeds of $2.5 million; on January 29, 2010, we closed on the sale of 571,428 PPO Units in our PPO, for gross proceeds of $1.0 million; and on March 2, 2010, we closed on the sale of 857,144 in our PPO, for gross proceeds of $1.5 million.  On April 19, 2010, we conducted the fourth and final closing of our PPO for an additional 5,905,121 PPO Units, for gross proceeds of $10.33 million.

In the aggregate, in all four closings of the PPO, we sold 8,762,264 PPO Units, consisting of an aggregate of 8,762,264 shares of our common stock and warrants to purchase an aggregate of 4,381,138 shares of our common stock, for total gross proceeds of $15.33 million.

Each PPO Unit was sold at a price of $1.75.  Each “PPO Unit” consists of (i) one share of our common stock, and (ii) a warrant representing the right to purchase one-half (1/2) of one share of our common stock, for a period of three years commencing on the final closing date of the PPO (that is, until April 18, 2013), at an exercise price of $3.00 per whole share of common stock (the “PPO Warrants”).  The PPO Warrants are immediately exercisable.  As a result of our sales of the PPO Units in all four closings, we have paid an aggregate of approximately $612,037 of placement agent and/or finder fees and have issued Agent Warrants to purchase an aggregate of 344,022 shares of our common stock.

For more information concerning the terms of the PPO, see Note 6 to the Consolidated Financial Statements in Part I, Item 1, herein, and Item 3.02 of our Current Report on Form 8-K, filed with the SEC on April 23, 2010.

Avante Petroleum S.A.

On March 2, 2010 we executed a stock purchase agreement with Avante Petroleum S.A., a Luxembourg public limited liability company.  Pursuant to the agreement, on that date we (i) acquired all of the outstanding capital stock of Avante’s wholly owned subsidiary, Avante Colombia S.à r.l., a Luxembourg private limited liability company, in exchange for 10,285,819 newly issued shares of our common stock, and (ii) we executed a subscription agreement with Avante pursuant to which Avante purchased 2,857,143 shares of our common stock and three-year warrants to purchase 2,857,143 additional shares at an exercise price of $3.00 per share, for an aggregate purchase price of $5,000,000.

Avante Colombia currently has a 50% participation interest (acquired in late 2005) in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Department of North Santander in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploración y Producción S.A.  The Rio de Oro field covers 2,262 hectares (5,590 acres), and the Puerto Barco field covers 2,406 hectares (5,945 acres).  Both production contracts are for a ten-year term expiring at the end of 2013.

For a further description of the acquisition, the subscription agreement with Avante and descriptions of the material agreements entered into in connection therewith (including material agreements to which Avante Colombia, our newly acquired subsidiary, is a party), see the disclosures set forth in our Current Report on Form 8-K filed with the SEC on March 8, 2010.

Operational Update

Maranta Block – Mirto Field

Emerald Energy Plc. (“Emerald”), the operator of the Maranta Block where we will hold a 20% working interest (Emerald will request the prior approval of the Columbian Agencia Nacional de Hidrocarburos (the “ANH”) for such interest assignment), completed a workover job on the Mirto-1 well on March 6, 2010, in an effort to isolate a water production formation.  We believe that water was  coming into the well through poor cement bonding behind casing.  After a technical meeting held with the operator on March 25, 2010, to evaluate the workover results obtained in the previous  two weeks, we concluded that the attempt to isolate the water production formation was not successful; therefore, both the operator and we have decided to continue producing from the well with a high water cut.  The current stabilized average rate of production from the Mirto-1 well is 120 barrels of oil per day gross of good quality oil (31.5ºAPI), with an average basic sediment and water cut of 82%.

Emerald and we continue to believe that despite the mechanical problems encountered in the Mirto-1 well, there is sufficient accumulation of hydrocarbons in the area to merit the drilling of at least two additional wells.  Consequently, civil works (access roads and rig locations) for  two appraisal wells planned for this year are underway.  The location for Mirto-2 was completed and drilling activities initiated on May 21, 2010. It is proposed  that after the Mirto-2 appraisal well has been drilled and completed, a new intervention in the Mirto-1 well will be executed to increase perforation density of the producing “U” sand and total production capacity of the well.

The Maranta block covers an area of 90,459 acres (36,608 hectares) in the foreland of the Putumayo Basin in Southwest Colombia.  Emerald’s contract for this block was signed with the ANH on September 12, 2006.

An independent petroleum engineer, has estimated our proved developed oil reserves in the Mirto field as 74,230 barrels as of December 31, 2009.  Nothing has come to our attention which would lead us to believe that these estimates can no longer be relied upon.  We held no proved reserves prior to 2009.  These reserve estimates were prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards, based on the 12-month un-weighted first-day-of-the-month average price for December 31, 2009.  Under our full cost method of accounting for our oil properties, costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  Total production from the Mirto-1 well in the quarter ended March 31, 2010, was 6,509 barrels (gross including royalties). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Oil and Gas Properties” in our 2009 Form 10-K and Notes 1 and 13 to our consolidated financial statements included in our 2009 Form 10-K for more information regarding the full cost method of accounting for our oil and natural gas properties and recognition of impairment expenses and depletion expense, and regarding our proved oil reserves.

Now that the Phase 2 work is completed (drilling and completion of the Mirto-1 exploratory well), we will pay 20% of all subsequent costs related to the Maranta Block.

On January 12, 2010, La Cortez Colombia asked Emerald to file a request with the ANH, to have its agreed-to 20% participating interest in the Maranta Block officially assigned from Emerald to La Cortez Colombia.  Emerald will pursue this request as soon as it receives the support documentation from La Cortez, which is expected to be within the next two weeks.

On February 4, 2010, La Cortez Colombia signed a joint operating agreement with Emerald with respect to the Maranta Block.

Putumayo-4 Block

After reprocessing 1,300 km of old seismic, which confirmed the potential of at least 7 leads in the block, both Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc. (AIM: PELE), as operator of the block, and we have continued working on determining the number and location of indigenous people and communities in the area along with representatives from the Ministry of the Interior.  This information is being used to define the layout of 103 km of 2D seismic acquisition expected to take place by second half of this year, as well as for obtaining the environmental permit for the drilling of the exploratory well.

Under the terms of the contract signed with the ANH, the acquisition of 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.6 million have to be conducted before September 2012, when the 3-year term of Phase I ends.

The Putumayo 4 block covers an extension of 51,333 hectares located in the Putumayo Basin.  The Putumayo basin is considered one of the areas with the most exploratory potential in Colombia and is quickly becoming a prolific hydrocarbon producer.

Rio de Oro and Puerto Barco Fields

After completion of the acquisition of Avante Colombia, we have continued to conduct community-related activities in the area, and we have defined a potential long term activity program/investment in conjunction with our joint venture partner, Vetra Exploración y Producción S.A.  We are progressing in defining the activities related to re-entry in the Puerto Barco field, which will be discussed with our  JV partner in the near future. We are also in conversation with Ecopetrol regarding these fields. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Avante Colombia/Rio de Oro and Puerto Barco Fields” in our 2009 Form 10-K and our Current Report on Form 8-K filed on March 8, 2010, for more information about the acquisition of Avante Colombia and the Rio de Oro and Puerto Barco Fields.

Results of Operations for Three Months Ended March 31, 2010

We are an early stage exploration and production company and have generated very limited operating revenues to date.

Three Months Ended March 31, 2010, Compared with Three Months Ended March 31, 2009

A summary of our results for the three month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,		Percentage Increase /
	2010	2009	(Decrease)
Revenues	$90,383	$-	n/a
Costs and expenses	(1,486,644)	(795,223)	86.9%
Non-operating income, net	561,189	74,897	649.3%
Net Loss	$(835,072)	$(720,326)	15.9%

Revenues

We earned oil and gas revenues of $90,383 for the three months ended March 31, 2010, compared to $-0- for the three months ended March 31, 2009.  These revenues were derived from the commencement of our production operations in the Mirto-1 well, which started during the fourth quarter of 2009.

Costs and Expenses

Our operating costs and expenses for the three months ended March 31, 2010 and 2009, consisted of the following:

	Three Months Ended March 31,		Percentage Increase /
	2010	2009	(Decrease)
Operating costs	$397,143	$-	n/a
Depreciation, depletion, and amortization	36,845	13,980	163.6%
Accretion expense	163	-	n/a
General and administrative	1,052,493	781,243	34.7%
Total	$1,486,644	$795,223	86.9%

Operating costs

Our operating costs for the three months ended March 31, 2010, which pertain to our costs incurred in production activities for the Mirto-1 well, which began producing during the fourth quarter of 2009, amounted to $397,143.  We incurred no such costs during the three months ended March 31, 2009.  Our operating costs during the first quarter of 2010 included significant costs to work over the Mirto-1 well which were not capitalizable.

Depreciation, Depletion, and Amortization Expenses

The increase in our depreciation, depletion and amortization expenses for the three months ended March 31, 2010 as compared to 2009 was mainly due to the depletion expense on proved oil properties and depreciation of other property and equipment recognized for the three months ended March 31, 2010, amounting to $36,845. We held no proved reserves prior to late 2009.

General and Administrative Expenses

We incurred total general and administrative expenses of $1,052,493 for the three months ended March 31, 2010 compared to $781,243 for the three months ended March 31, 2009. This was primarily due to an increase in payroll expenses to $290,049 in the 2010 period from $241,626 in the three months ended March 31, 2009; an increase in professional fees to $428,522 for the three months ended March 31, 2010 from $222,857 for the three months ended March 31, 2009; an increase in rent expense $29,126 for the three months ended March 31, 2010 from $22,231 for the comparable period of 2009; and an increase in other expenses to $101,657 for the three months ended March 31, 2010 from $73,692 for the 2009 period. These increases were partially offset by a decrease in travel expenses to $52,882 for the three months ended March 31, 2010 from $74,528 for the three months ended March 31, 2009.  General and administrative expenses for the three months ended March 31, 2010 and 2009 also included stock based compensation of $150,257 and $146,309, respectively.  The general increase in expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is attributable primarily to increased general, administrative and legal expenses incurred in connection with our increased business activities in South America and related administrative costs.

Non-operating Income, Net

Net non-operating income for the three months ended March 31, 2010, was $561,189 compared to net non-operating income of $74,897 for the three months ended March 31, 2009. During the three months ended March 31, 2010, we recognized an unrealized gain from the decrease in the fair value of derivative warrant instruments liability of $555,508 compared to $57,374 during the three months ended March 31, 2009.

Net Loss

Our net loss for the three months ended March 31, 2010 was $835,072 compared to $720,326 for the three months ended March 31, 2009.  The increase is mainly due to an increase in our operating costs to $397,143 for the three months ended March 31, 2010 from $0 in the same period of 2009, and an increase in general and administrative expenses to 1,052,493 in the 2010 period from $795,223 in the 2009 period.  These factors were partially offset by an increase in net unrealized gain on fair value of derivative warrant instruments to $555,508 in the 2010 period from $57,374 in the 2009 period, and $90,383 of oil revenues in the 2010 period compared to $0 in the 2009 period.

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

Adjusted EBITDA is calculated as follows:

	Three months ended March 31,
	2010	2009
Net loss	$(835,072)	$(720,326)
Adjustments:
Depreciation, depletion and amortization	36,845	-
Accretion	163	-
Unrealized gain on fair value of derivative warrant instruments, net	(555,508)	(57,374)
Interest income	(5,681)	(17,523)
Adjusted EBITDA	$(1,359,253)	$(795,223)

Adjusted EBITDA for the three months ended March 31, 2010 was a loss of $1.4 million, compared to a loss of $0.8 million for the three months ended March 31, 2009.  The increase in the loss was primarily caused by operating expenses incurred during the three months ended March 31, 2010 related to the commencement of oil production in the fourth quarter of 2009 and the workover expenses incurred on the Mirto-1 well.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2010, was $7,158,394 compared to $2,376,585 as of December 31, 2009.  This increase was due to $7,500,000 in gross proceeds from sales of common stock and warrants in private placements offset by offering costs and cash used in operations during this period of $2,348,250.

Subsequent to the end of the quarter, we have raised $10.33 million in gross proceeds from the fourth and final closing of our PPO that began in December 2009.  Cash and cash equivalents at May 24, 2010 were approximately $15.5 million.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.

We have entered into a memorandum of understanding and joint operating agreement with Petronorte for the Putumayo-4 Block and a farm-in agreement and joint operating agreement with Emerald for the Manta Block.

In November 2009, we deposited $2.67 million into a trust account as our portion of the ANH required performance guarantee under Petronorte’s E&P contract, which funds we will not be able to be used for other corporate purposes during the life of the guarantee.

In accordance with the terms of the Emerald farm-in agreement, we paid $1.41 million to Emerald on January 7, 2010, consisting of exploration costs associated with the Mirto-1 well, as well as certain 3D seismic and facilities costs.  On February 5, 2010, we paid an additional $234,553 to Emerald for a portion of the final exploration costs of the Mirto-1 well.

While the purchase price for Avante Colombia consisted solely of shares of our common stock, Avante Colombia currently has a 50% participation interest and is the operator of the Rio de Oro and Puerto Barco exploration and production contracts with Ecopetrol in the Catatumbo area in eastern Colombia.  Accordingly, we will incur operating expenses in connection with Avante Colombia’s projects going forward.  Moreover, our agreement with Avante also provides that we and Avante will enter into a joint venture to develop another exploration opportunity in Colombia, which will require further commitment of our capital if the joint venture goes forward.

We are currently utilizing cash of approximately $170,000 per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  We expect this rate of cash utilization to increase over the next twelve months.

Over the next twelve months, we expect to require the following amounts of capital in order to bear our share of expenses with respect to the Putumayo 4 Block, the Maranta Block and Avante Colombia’s projects:

●	Approximately $2.5 million in the Putumayo 4 Block, related to Phase 1 seismic acquisition and permitting activities;

●
Approximately $5.4 million in the Maranta Block, related to Phase 3 processing of the recently acquired 25 km of 3D seismic, the  workover on the Mirto-1 well, the drilling of two  appraisal wells and the construction of the production facilities at the field; and

●	Up to $1.6 million on Rio de Oro and Puerto Barco, related to additional seismic in the area and improving facilities.

In addition, over the next 12 months, we expect to require up to an additional $3.9 million for general working capital to continue to execute our business plan and build our operations.

Since costs on certain of our projects are calculated in foreign currencies, changes in exchange rates, among other things, could cause our capital commitments in US dollars to differ materially from the amounts that we have budgeted.

In the course of our development activities, we have sustained losses and expect such losses to continue through at least March 31, 2011.  We expect to finance our operations primarily through our existing cash and any future financing.  Note 2 to the audited consolidated financial statements contained in the 2009 Form 10-K reported that as of the date of the filing of the 2009 Form 10-K (April 16, 2010), there existed substantial doubt about our ability to continue as a going concern, and the Report of Independent Registered Public Accounting Firm included in our 2009 Form 10-K included an explanatory paragraph with respect thereto.

As a result of the proceeds received from the PPO (the final closing of which occurred on April 19, 2010) and the investment by Avante Petroleum in March 2010, we believe that we will not need to obtain additional capital before May 2011 in order to meet our working capital needs and our commitments on the Maranta Block, the Putumayo 4 Block, the Rio de Oro and Puerto Barco fields and the Avante joint venture, and to continue to execute our business plan and build our operations (although we may seek to raise additional capital in any event before that date).  As a result, management has concluded that as of the date of this Report, there does not exist substantial doubt about our ability to continue as a going concern.

After May 2011, however, we will need to obtain additional capital for such purposes.  In order to obtain capital, we may need to sell additional shares of our equity or debt securities, or borrow funds from private or institutional lenders. Because of the recent problems in the credit markets, steep stock market declines, financial institution failures, government bail-outs, the sharp decline in oil and natural gas prices and our status as an early stage company, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our (i) equity transactions, (ii) financial statement disclosures and (iii) segregation of duties were material weaknesses.

During the review of our financial statements for the three months ended March 31, 2010, some errors were detected in the valuation of warrant derivative liabilities associated with the 2009 and 2010 private placements and subsequent revaluation of such warrants.   The errors in valuing these derivative liabilities totaled approximately $600,000.  These errors were identified by our independent registered public accounting firm during the performance of review procedures.  The errors were related to the improper application of the valuation model, which included incorrect assumptions used and computations made within the model, used for the initial valuation of the warrants issued in those private placements with stock and subsequent revaluations.  The errors were identified and corrected prior to the release of the financial statements.  We have implemented procedures to correct these errors, including taking action in providing technical training on valuation models and processes and more detailed management review of the valuations prior to the release of the financial statements, in order to remediate this weakness.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our condensed consolidated financial statements included in this Form 10-Q accurately reflect our financial condition, results of operations and cash flows for the periods presented. In addition, we engaged independent accounting consultants to assist us with our accounting functions and in performing the additional analyses referred to above.  Accordingly, management believes that the unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may, from time to time, be involved in litigation and claims arising out of our operations in the ordinary course of business.  We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2009 Form 10-K under Part I, Item 1A, therein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in Current Reports on Form 8-K that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference.

In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Quarterly Report on Form 10-Q and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	SEC Report Reference Number	Description

10.1†	10.1	Form of Subscription Agreement in connection with the private placement offering completed on April 19, 2010

10.2†	10.2	Form of Warrant to Purchase Common Stock issued in the private placement offering completed on April 19, 2010

10.3†	10.3	Form of Registration Rights Agreement in connection with the private placement offering completed on April 19, 2010

10.4††	10.17	Stock Purchase Agreement, dated as of March 2, 2010, by and between the Registrant and Avante Petroleum S.A.

10.5††	10.18	Stockholder Agreement, dated as of March 2, 2010, by and among the Registrant, Avante Petroleum S.A., Nadine Smith and Andres Gutierrez.

10.6††	10.19	Share Escrow Agreement, dated as of March 2, 2010, by and among the Registrant, Avante Petroleum S.A. and Robert Jan Jozef Lijdsman, as escrow agent,

10.7††	10.20	Subscription Agreement, dated as of March 2, 2010, by and between the Registrant and Avante Petroleum S.A

10.8††	10.21	Registration Rights Agreement, dated as of March 2, 2010, by and between the Registrant and Avante Petroleum S.A.

10.9††	10.22	Warrant to Purchase Common Stock, dated March 2, 2010, issued by the Registrant to Avante Petroleum S.A.

31.1*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*§	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*§	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Filed with the SEC on April 23, 2010, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

††
Filed with the SEC on April 16, 2010, as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

§
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA CORTEZ ENERGY, INC.

Date: May 24, 2010	By:	/s/ Andres Gutierrez Rivera
Name: Andres Gutierrez Rivera
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Nadine C. Smith
Name: Nadine C. Smith
Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1§	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2§	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

§
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.