Form 10-Q
period 2010-06-30
La Cortez Energy, Inc.
filed 2010-08-16
CIK 1368964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________
Commission File Number 000-53877

LA CORTEZ ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5157768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

As of August 16, 2010, there were 45,905,470 shares of the registrant’s common stock outstanding.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to: (i)  our ability to identify and exploit available corporate acquisition, farm-in and/or joint venture opportunities in the energy sector in Colombia and, more generally, in Latin America; (ii) our ability to establish technical and managerial infrastructure; (iii)  our ability to raise required capital on acceptable terms and conditions; (iv) our ability to take advantage of, and successfully participate in such opportunities; (v) our ability to successfully operate, or influence our joint venture partners’ operation of, the projects in which we participate in a cost effective and efficient way; and (vi) future economic conditions, political and regulatory stability and changes and volatility in energy prices.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010, as amended on April 20, 2010.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

LA CORTEZ ENERGY, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Unaudited)

	June 30, 2010	December 31, 2009

Assets
Cash and cash equivalents	$13,634,480	$2,376,585
Accrued oil receivables	-	189,835
Employee advances and other receivables	21,315	26,294
Prepaid expenses	114,494	19,519
Total current assets	13,770,289	2,612,233
Oil properties, using the full cost method of accounting at cost:
Proved	7,513,057	7,513,057
Unproved	12,506,360	1,599,951
Accumulated depletion and impairment	(7,034,183)	(6,706,603)
	12,985,234	2,406,405
Other property and equipment, net of accumulated depreciation of $125,267 and $100,274, respectively	205,592	204,206
Goodwill	5,591,422	-
Restricted cash	2,672,500	2,672,500
Total assets	$35,225,037	$7,895,344

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Accounts payable	$672,190	$2,518,565
Accrued liabilities	421,309	267,155
Derivative warrant instruments	13,368,864	7,500,138
Total current liabilities	14,462,363	10,285,858
Asset retirement obligation	191,345	3,860
Total liabilities	14,653,708	10,289,718
Commitments and contingencies (Note 10)
Shareholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 45,905,470 and 25,428,815 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	45,955	25,429
Additional paid-in capital	38,125,525	11,396,506
Accumulated deficit	(17,600,151)	(13,816,309)
Total shareholders' equity (deficit)	20,571,329	(2,394,374)
Total liabilities and shareholders' equity (deficit)	$35,225,037	$7,895,344

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Revenues:
Oil revenues	$75,891	$-	$166,274	$-
Total revenues	75,891	-	166,274	-

Costs and expenses:
Operating costs	446,111	-	843,254	-
Depreciation, depletion, accretion and amortization	56,967	13,953	93,975	27,933
Impairment of oil properties	273,318	-	273,318	-
General and administrative	1,617,876	742,805	2,670,369	1,524,048
Total costs and expenses	2,394,272	756,758	3,880,916	1,551,981
Loss from operations	(2,318,381)	(756,758)	(3,714,642)	(1,551,981)

Non-operating income (expense):
Unrealized gain (loss) on fair value of derivative warrant instruments, net	(657,531)	2,203,588	(102,023)	2,260,962
Interest and other income	27,142	3,147	32,823	20,670
Income (loss) before income taxes	(2,948,770)	1,449,977	(3,783,842)	729,651

Income taxes	-	-	-	-

Net income (loss)	$(2,948,770)	$1,449,977	$(3,783,842)	$729,651

Basic and diluted loss per share	$(0.07)	$0.07	$(0.10)	$0.04

Basic and diluted weighted-average common shares outstanding	44,672,533	19,522,717	37,539,525	19,230,603

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
  For the six months ended June 30, 2010
(Unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2009	25,428,815	$25,429	$11,396,506	$(13,816,309)	$(2,394,374)
January 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $122,802	571,428	571	653,782	-	654,353
March 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $184,205	857,144	857	903,827	-	904,684
March 2010, common stock and warrants sold in private placement offering to Avante at $1.75 per share	2,857,143	2,857	2,192,906	-	2,195,763
Shares issued for acquisition of Avante	10,285,819	10,286	15,274,714	-	15,285,000
April 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $688,723	5,905,121	5,905	7,310,826	-	7,316,731
Common stock for services	-	50	86,450	-	86,500
Stock-based compensation	-	-	306,514	-	306,514
Net loss	-	-	-	(3,783,842)	(3,783,842)
Balance at June 30, 2010	45,905,470	$45,955	$38,125,525	$(17,600,151)	$(20,571,329)

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended June 30,
	2010	2009
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(3,783,842)	$729,651
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	93,975	27,933
Impairment of oil properties	273,318	-
Stock-based compensation	306,514	324,645
Unrealized loss (gain) on fair value of derivative warrant instruments, net	102,023	(2,260,962)
Common stock for services	86,500	-
Changes in operating assets and liabilities:
Accrued oil receivables	193,488	-
Employee advances and other receivables	4,979	(38,769)
Prepaid expenses and other assets	(44,000)	(24,312)
Accounts payable	(2,086,820)	85,009
Accrued liabilities	81,528	84,293
Net cash used in operating activities	(4,772,337)	(1,072,512)
Cash flows from investing activities:
Acquisition of Avante, net of cash received	289,937	-
Investments in unproved oil properties	(1,097,939)	(5,868,790)
Purchases of other property and equipment	-	(31,683)
Net cash used in investing activities	(808,002)	(5,900,473)
Cash flows from financing activities:
Proceeds from the sale of common stock and derivative warrant instruments	17,833,964	6,074,914
Payments for offering costs	(995,730)	(830,635)
Net cash provided by financing activities	16,838,234	5,244,279
Net change in cash	11,257,895	(1,728,706)
Cash and cash equivalents, beginning of period	2,376,585	6,733,381
Cash and cash equivalents, end of period	$13,634,480	$5,004,675

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-
Non-cash investing and financing transactions:
Cumulative effect of reclassification of warrants	$-	$2,304,561
Issuance of common stock in connection with acquisition of Avante for:
Acquisition of accounts receivable	$3,653	$-
Acquisition of prepaid expenses and other current assets	$43,001	$-
Acquisition of unproved oil properties	$9,808,470	$-
Acquisition of goodwill	$5,591,422	$-
Acquisition of other property and equipment	$48,743	$-
Assumption of accounts payable	$240,445	$-
Assumption of accrued liabilities	$72,626	$-
Assumption of asset retirement obligation	$187,155	$-

See accompanying notes to condensed consolidated financial statements.

(1)	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

La Cortez Energy, Inc. (“LCE,” “La Cortez” or the “Company”), together with its 100% owned subsidiaries, La Cortez Energy Colombia, Inc., a Cayman Islands corporation (“LA Cortez Colombia”), La Cortez Energy Colombia, E.U., a Colombia corporation (“Colombia E.U.”) and Avante Colombia S.à.r.l. (“Avante Colombia”), is an international oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America.

LCE had established Colombia E.U. in Colombia to explore E&P opportunities in Colombia and Peru.  On April 30, 2009, LCE elected to dissolve Colombia E.U.  The operations of Colombia E.U. were transferred to La Cortez Colombia.  The Colombian activities are being operated through a branch of La Cortez Colombia which was established during the quarter ended March 31, 2009.  As discussed in Note 3 below, LCE acquired Avante Colombia on March 2, 2010.

The Company was incorporated under the name of La Cortez Enterprises, Inc. on June 9, 2006 in the State of Nevada. This entity was originally formed to create, market and sell gourmet chocolates wholesale and retail throughout Mexico, as more fully described in its registration statement on Form SB-2 as filed with the SEC on November 7, 2006 (the “Legacy Business”). This business has been discontinued. On February 8, 2008, the Company changed its name from La Cortez Enterprises, Inc. to La Cortez Energy, Inc.

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations presented for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.  The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2009 have been restated.  Please see Note 11 for further discussion.

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

The Company had cash and cash equivalents of approximately $13.6 million at June 30, 2010.

Oil Properties

As of June 30, 2010, the Company has oil properties in the amount of $12,506,360 that are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented.

For the three and six months ended June 30, 2010, the Company incurred $273,318 of impairment on its oil properties.

As discussed in Note 6, asset retirement costs are recognized when the asset is placed in service, and are included in the amortization base and amortized over proved reserves using the units of production method. Asset retirement costs are estimated by management using existing regulatory requirements and anticipated future inflation rates.

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

Earnings (Loss) per Common Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10, which establishes the requirements for presenting earnings per share (“EPS”).  FASB ASC Topic No. 260 – 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, as in the periods presented in these condensed consolidated financial statements, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the six months ended June 30, 2010, the Company had potentially dilutive shares outstanding, including 2,551,667 options to purchase shares of common stock and warrants to purchase 15,515,203 shares of common stock.   For the six months ended June 30, 2009, the Company had potentially dilutive shares outstanding, including 2,385,000 options to purchase shares of common stock and warrants to purchase 7,707,400 shares of common stock.  There was no difference between basic and diluted loss per share for the three and six months ended June 30, 2010 as the effect of these potential common shares were anti-dilutive due to the net loss during the six months ended June 30, 2010. There was no difference between basic and diluted earnings per share for the three and six months ended June 30, 2009 as the average stock price of the Company’s common shares during the period did not exceed the exercise price of any of Company’s outstanding options and warrants to purchase shares of common stock.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accrued oil receivables, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term nature of these accounts.

Foreign Currency Translation

For the six months ended June 30, 2010 and 2009, cumulative translation gains (losses) and foreign currency transaction gains (losses) were immaterial.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities. This guidance is included in FASB ASC 810, Consolidation. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity. This new guidance also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. The Company adopted this statement effective January 1, 2010.  The adoption of the new guidance in FASB ASC 810 did not impact the Company’s consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

(2)	Going Concern

At June 30, 2010, the Company had cash and cash equivalents of $13,634,480 and working capital deficit of $692,074. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources during the end of the second quarter of 2011 based upon its current operating plan and condition.

Through June 30, 2010, the Company has been primarily engaged in locating viable investment prospects and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least August 2011.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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

As a result of the above discussed conditions, and in accordance with generally accepted accounting principles in the United States of America, there exists substantial doubt about the Company’s ability to continue as a going concern, and the Company’s ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital during the coming year. If the Company is unable to obtain additional sufficient funds during this time, the Company might lose its interest in the Petronorte, Emerald, Rio de Oro and Puerto Barco projects described in Note 4 below.  This action would have an adverse effect on the Company’s future operations, the realization of its assets and the timely satisfaction of its liabilities. The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.

Additionally, the Company’s independent auditors included an explanatory paragraph in their report on La Cortez’s consolidated financial statements included in its Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 16, 2010, as amended on April 20, 2010, that raises substantial doubt about La Cortez’s ability to continue as a going concern.

(3)	Acquisition of Avante Colombia

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

In connection with the Acquisition, on the Closing Date, La Cortez and Avante entered into a Subscription Agreement (the “Avante Subscription Agreement”), pursuant to which Avante purchased 2,857,143 shares of La Cortez’s common stock (the “Avante Shares”) and three-year warrants to purchase 2,857,143 shares of its common stock at an exercise price of $3.00 per share (the “Avante Warrants”), for an aggregate purchase price of $5,000,000 (or $1.75 per share of common stock purchased).   See Note 7.

Lock-Up

The SPA provides that, without the Company’s prior written consent, Avante may not offer, sell, contract to sell, grant any option to purchase, hypothecate, pledge, transfer title to or otherwise dispose of any of Purchase Price Shares, Avante Shares or Avante Warrants or any of the shares issuable upon exercise of Avante Warrants (the “Avante Warrant Shares”) until September 2, 2011 (the “Lock-Up Period”).  The SPA also provides that, during such period, Avante may not effect or agree to effect any short sale or certain related transactions with respect to the Company’s common stock.

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

The Avante RRA grants Avante one demand registration right covering the Avante Shares and the Avante Warrant Shares, exercisable if (a) the Company fails to either file a registration statement on which Avante can piggyback or to complete a listing of its common stock on a United States or Canadian national securities exchange within 180 days of the final closing of the private placement offering described in Note 7 below (the “PPO”), and (b) a Total Investment Majority (as defined in the Avante RRA) joins in such demand.  The Total Investment Majority may include holders of the Company’s securities purchased pursuant to the Avante Subscription Agreement as well as securities purchased pursuant to the PPO and pursuant to warrants purchased pursuant to either, taken together on an aggregate basis.

The Avante RRA provides an additional demand registration, exercisable following the Lock-Up Period, if Avante (or its successors and permitted assignees under the Avante RRA) is an “affiliate” of the Company’s (within the meaning of Rule 144) at such time.  Each of the Avante Warrant Shares, the Avante Shares and the Purchase Price Shares will cease to be registrable under the Avante RRA if and for so long as they may be sold publicly in the United States without being subject to volume limitations (whether pursuant to Rule 144 or otherwise).  The Avante RRA contains customary cutback, discontinuation and indemnification provisions.

Stockholder Agreement

In connection with the Acquisition, La Cortez entered into a Stockholder Agreement with Avante; Nadine Smith, the Company’s Chairman of the Board; and Andres Gutierrez, the Company’s CEO, dated as of March 2, 2010 (the “Stockholder Agreement”).

Pursuant to the Stockholder Agreement, upon the closing of the SPA, the Company’s Board increased the number of directors constituting the entire Board by one and appointed Avante’s nominee, Alexander Berger, to fill the vacancy on the Board so created, to serve until the next annual meeting of the Company’s shareholders or until his successor is duly elected and qualified or his earlier death, resignation or removal in accordance with the Company’s By-Laws.  The Stockholder Agreement provides that Avante shall continue to nominate one individual reasonably satisfactory to the Company at the next and subsequent annual meetings of its shareholders, and at any special meeting of its shareholders at which directors are to be elected (any “Election Meeting”) as long as Avante and/or its affiliates own outstanding shares representing 10% or more of the votes entitled to be cast at the applicable Election Meeting.  Avante’s nominee will be subject to election and re-election by the Company’s shareholders as provided in its By-Laws.  If Avante’s nominee is not elected by the Company’s shareholders, then Avante shall have the right to designate the same or another person as its nominee at the next Election Meeting, provided that Avante and/or its affiliates own outstanding voting shares representing 10% or more of the votes entitled to be cast at the applicable Election Meeting.

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

For a period ending on the earlier of (i) September 2, 2011 or (ii) the first date on which Avante and/or its affiliates no longer own outstanding voting shares representing ten percent (10%) or more of the votes entitled to be cast at any annual or special meeting of shareholders (if a record date for such a meeting were established on any day), in the event that the Company (or its Board) should propose to: (a) merge or consolidate with or into any other corporation (if the holders of the Company’s voting capital stock immediately prior to the transaction would not hold a majority of the voting stock or other voting equity of the surviving entity immediately after completion of the transaction), or sell, assign, lease or otherwise dispose of all or substantially all of the Company’s assets, or recommend to the Company’s shareholders a third-party tender offer for a majority of its outstanding voting capital stock; or (b) acquire a business (whether by merger, stock purchase or asset purchase) in a transaction that would result in the issuance of a number of shares of the Company’s voting capital stock equal to or exceeding thirty percent (30%) of its voting capital stock outstanding after giving effect to the proposed transaction; or (c) appoint a new Chief Executive Officer (any of the foregoing, a “Covered Transaction”), then the Company’s Board shall establish a special committee of the Board pursuant to the By-Laws, which committee shall consist of Avante’s nominated director (or if there is no Avante nominee then serving on the Board, Avante’s observer), the Company’s Chairman of the Board, and the Company’s Chief Executive Officer (the “Special Committee”).  The Covered Transaction will require the unanimous approval of all of the members of the Special Committee before it can be submitted to the full Board for consideration; provided, however, that the foregoing requirement shall be subject and subordinate to the fiduciary duties of each director and any other restrictions under applicable law and the listing standards of any exchange on which the Company’s securities are then listed.

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

Under the Rio de Oro production contract, Ecopetrol has a 12% production participation, Vetra a 44% working interest and Avante Colombia a 44% working interest, in each case after royalties.  Royalties payable are 20% of audited production. The operator is Avante Colombia .  Production on the field began in 1950 and was stopped in June 1999, as a result of insurgent activity.   Total historical production was 11.3 million barrels of oil and 27,041 million cubic feet of gas.

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

Management believes that the goodwill acquired in the acquisition reflects the value associated with the potential to extend the term of the contracts on the acquired properties and to extend the contracts to other productive zones and development areas.  These contracts involve Ecopetrol and affect the properties acquired in the Avante acquisition.

The Company assesses the possible impairment of goodwill at least annually, on March 31, at the reporting unit level.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  The Company determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest.  In this case, the reporting unit is made up of the Company and all consolidated subsidiaries.  Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  The Company monitors changes in its closing market price and its effect on fair value and the relationship to the carrying value.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  As of June 30, 2010, the Company did not identify any potential impairment related to its goodwill.

The following table reflects the unaudited pro forma results of operations as though the Avante Acquisition had occurred on January 1, 2010 and 2009. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$75,891	$-	$166,274	$-

Net income (loss)	$(2,948,770)	$1,109,978	$(3,823,790)	$102,188

Income (loss) per share - basic and diluted:	$(0.07)	$0.04	$(0.09)	$0.00

Weighted-average shares outstanding: basic & diluted	44,672,533	29,808,536	41,006,016	29,516,422

The following table reflects the results of operations of Avante Colombia since the Closing Date that are included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$-	$-	$-	$-

Net loss	$(49,695)	$-	$(69,669)	$-

(4)	Oil Properties

The Company follows the full cost method of accounting for its oil properties, whereby all costs incurred in connection with the acquisition, exploration for and development of oil reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil, in which case the gain or loss is recognized in the statement of operations.

Depletion of proved oil properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.  As of June 30, 2010, $12,506,360 of the Company’s oil properties were unproved and were not subject to depletion or ceiling test impairment.

For the three and six months ended June 30, 2010, the Company incurred $273,318 impairment on its proved oil properties.

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

Emerald completed a workover job on the Mirto-1 well on March 6, 2010, in an effort to isolate a water production formation.  Management believes that water is coming into the well through poor cement bonding behind the casing.  After a technical meeting held with the operator on March 25, 2010, to evaluate the workover results, the Company concluded that the attempt to isolate the water production formation was not successful; therefore, both the operator and the Company have decided to continue producing from the well with a high water cut.  The current stabilized average rate of production from the Mirto-1 well is 100 barrels of oil per day gross of good quality oil, with an average basic sediment and water cut of 87%.

The Mirto-2 well was spudded on May 21, 2010, and is being drilled to an estimated target “measured depth” (“MD”) of 11,576 feet in order to test the Villeta formation N, U, and T sands, which are prolific hydrocarbon producers in the Putumayo basin and were tested in the Mirto-1 well drilled last year.  To date, the well has reached a total depth of 11,230 feet MD, having encountered the Villeta N sand at 10,562 feet MD.  The well is currently under coring operations of the “U” sand.  The Company expects that the well will reach the target depth within one week, following a total of 85 days of drilling operations.  Once Mirto-2 has been completed, the drilling rig will be moved to the Agapanto-1 location, located to the south of Mirto-1 and Mirto-2 to test the Villeta N and U  sands. It is expected that drilling operations will last about 45 days.  In September 2010, a new intervention in the Mirto-1 well is expected to be executed with the goal of increasing perforation density of the producing “U” sand and total production capacity of the well.

As consideration for its 20% participating interest, the Company reimbursed Emerald a total of $10.692 million as of July 31, 2010 for the Maranta Block Phase 2 costs, including production and development cost for the Mirto wells.

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

Petronorte and the Company have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Ministry of the Interior. A total of seven communities were identified, and the consultation process with these communities has been initiated. Based on this information, the layout for the seismic acquisition has also been completed, giving as a result a 2D seismic acquisition plan of some 103 km in the north part of the block, where at least two leads have been determined with the reprocessed seismic. The Company expects that this 2D seismic acquisition, as well as the Company’s obtaining the environmental permit for the drilling of the exploratory well, will take place by end of the fourth quarter of 2010.

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

Rio de Oro and Puerto Barco Fields

La Cortez, through Avante Colombia, as operator of the fields, and with its joint venture partner Vetra Exploración y Producción S.A., has continued to conduct social activities in the area, and it has completed a plan to re-initiate production operations on the Puerto Barco field by the first quarter of 2011. This plan includes conducting workover activities in some of the existing wells not only to determine the mechanical conditions, but also to gather geological information. In addition, the plan includes the upgrading of the production facilities as well as the access road.  Old seismic reprocessing is under way and expected to be ready by September 2011.

La Cortez, through Avante Colombia, continues evaluating the potential of the Rio de Oro field in order to determine options to re-initiate production operations on this field during 2011.

La Cortez’ acquisition of Avante Colombia was in exchange for common stock of La Cortez.  The purchase includes Avante Colombia’s Colombian branch, Avante Colombia Ltd Sucursal. Avante holds interests in oil fields covering 11,535 acres in the Catatumbo region in northeast Colombia. Avante Colombia currently has a 50% participation interest and is the operator of the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Catatumbo area, under an operating joint venture with Vetra Exploración y Producción S.A.  Under the terms of the stock purchase agreement, La Cortez and Avante have also agreed to enter into a joint venture to develop further exploration opportunities in Colombia.

(5)	Related Party Transactions

Common Stock Sales

On March 2, 2010, as part of a closing of its private placement offering (see Note 7 below), the Company sold 58,000 Units, at a price of $1.75 per Unit, for total consideration of $101,500 to Nadine Smith, the Company’s Chairman of the Board and Interim Chief Financial Officer, on the same terms as to other investors in the offering.

(6)	Asset Retirement Obligation

ASC 41-20 (formerly FAS No. 143), requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil property accounts.

The following table reflects the changes in the ARO during the six months ended June 30, 2010.

Amount
Asset retirement obligation — beginning of period	$3,860
Liabilities incurred in connection with Avante acquisition	187,155
Current period accretion	330
Asset retirement obligation — end of period	$191,345

The following table reflects the changes in the ARO during the year ended December 31, 2009.

Amount
Asset retirement obligation — beginning of year	$-
Liabilities incurred with properties drilled	3,704
Current period accretion	156
Asset retirement obligation — end of year	$3,860

The credit adjusted, risk free rate used in calculating ARO was approximately 18% at June 30, 2010. These rates approximate the Company’s borrowing rate.

(7)	Shareholders’ Equity

As of June 30, 2010, there were 45,905,470 shares of common stock and no shares of preferred stock issued and outstanding.

The Avante Subscription Agreement

On the Closing Date, pursuant to the terms of the Avante Subscription Agreement, Avante purchased 2,857,143 shares of the Company’s common stock and warrants to purchase 2,857,143 shares of its common stock at an exercise price of $3.00 per share, for an aggregate purchase price of $5,000,000 (or $1.75 per share of common stock purchased).

The Avante Warrants are exercisable to purchase a number of shares of the Company’s common stock equal to the number of Avante Shares at an exercise price of $3.00 per share (subject to adjustment upon certain events as provided in the form of the Avante Warrant).  The Avante Warrants are exercisable until three years after the Closing Date.  The Avante Warrants carry weighted-average anti-dilution protection in the event La Cortez subsequently issues shares of its common stock, or securities convertible into shares of its common stock, for a per share price that is less than the exercise price per share at such time.  The Avante Warrants are immediately exercisable.  See below under section “January, March and April 2010 Closings of the Private Placement Offering” for a further discussion of these Avante Warrants.

January, March and April 2010 Closings of the Private Placement Offering

In December 2009, January 2010, March 2010 and April 2010, the Company closed on a Private Placement Offering (“PPO”).  The details of the PPO which occurred during 2010 are as follows: (a) On January 29, 2010, the Company closed on the sale of 571,428 PPO Units (as defined below); (b) on March 2, 2010, the Company closed on the sale of 857,144 PPO Units in the PPO for gross proceeds of $1.5 million, and (c) on April 19, 2010, the Company conducted the fourth and final closing of its PPO for an additional 5,905,121 PPO Units, for gross proceeds of $10.33 million.  Each “PPO Unit” was sold at a price of $1.75 and consists of (i) one share of the Company’s common stock, and (ii) a warrant representing the right to purchase one-half (1/2) of one share of its common stock, for a period of three years commencing on the final closing date of the PPO, at an exercise price of $3.00 per whole share (the “PPO Warrants”).

In the aggregate, in all four closings of the PPO, including the initial closing that occurred on December 29, 2009, which had gross proceeds of $1.0 million, the Company sold 8,762,264 PPO Units, consisting of an aggregate of 8,762,264 shares of its common stock and warrants to purchase an aggregate of 4,381,138 shares of its common stock (after consideration of rounding for partial shares), for total gross proceeds of $15.33 million.  With respect to certain subscriptions in the PPO, the Company is obligated to pay placement agents and/or finders (collectively, “Finders”) cash fees of up to ten percent (10%) of the purchase price of each PPO Unit sold in the PPO to investors introduced to the Company by the relevant Finder (the “Introduced Investors”), and to issue each such Finder five year warrants (the “Agent Warrants”) exercisable at no less than $1.75 per share to purchase a number of shares of the Company’s common stock equal to up to ten percent (10%) of the shares of common stock included in the PPO Units sold in the PPO to the Introduced Investors.  In addition to their term, the Agent Warrants differ from the PPO Warrants in certain other respects, including without limitation, the Agent Warrants provide for cashless exercise.  As a result of the Company’s sales of the PPO Units, the Company has paid and/or become obligated to pay an aggregate of approximately $612,037 of placement agent and/or finder fees and has issued and/or become obligated to issue Agent Warrants to purchase an aggregate of 344,022 shares of the Company’s common stock through June 30, 2010.

The PPO Warrants are subject to weighted-average anti-dilution protection in the event the Company subsequently issues shares of its common stock, or securities convertible into shares of its common stock, for a per share price that is less than the exercise price per share of the PPO Warrants at such time.  The PPO Warrants are immediately exercisable.

The Company has entered into a registration rights agreement (the “PPO RRA”) with the investors in the PPO.  The PPO RRA provide such investors with “piggyback” registration rights with respect to the PPO Shares and the shares of its common stock issuable upon exercise of the PPO Warrants (collectively, the “Registrable PPO Shares”).  The PPO RRA grants the holders of a majority of the Registrable PPO Shares subject to the PPO RRA with the right to demand registration of such shares if the Company fails to either file a registration statement on which they can piggyback or complete a listing of its common stock on a United States or Canadian national securities exchange (or, in the case of the investors in the December 29, 2009 closing, on the TSX Venture Exchange) within 180 days of the final closing of the PPO.  Registrable PPO Shares are not subject to the PPO RRA if they may be immediately sold under the Securities Act (whether pursuant to Rule 144 thereunder or otherwise).  The PPO RRA contains customary cutback, discontinuation and indemnification provisions.

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

The Company determined that warrants to purchase a total of 4,010,874 shares of common stock, including warrants to purchase 344,022 shares of common stock issued to agents, issued in the January, March and April 2010 closings of the PPO and the warrants to purchase a total of 2,857,143 shares of common stock issued to Avante in connection with the Avante Share Purchase Agreement contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 - 15.  As a result, these warrants were not indexed to the Company’s own stock.  At the January 2010 Closing of the PPO, the fair value of these warrants was determined to be approximately $222,844, which was recorded as a derivative warrant instruments liability.  The Company also recorded $571 as par value to common stock and $653,782 to additional paid-in capital as part of the January 2010 Closing of the PPO.  At the March 2010 Closing of the PPO, the fair value of these warrants was approximately $411,112, which was recorded as a derivative warrant instruments liability.  The Company also recorded $857 as par value to common stock and $903,827 to additional paid-in capital as part of the March 2010 Closing of the PPO.  At the Closing of the Avante Share Purchase Agreement (as discussed under the section “Avante Subscription Agreement” above), the fair value of these warrants was approximately $2,804,237, which was recorded as a derivative warrant instruments liability.  The Company also recorded $2,857 as par value to common stock and $2,192,906 to additional paid in capital as part of the closing of the Avante Share Purchase Agreement.  At the April 2010 Closing of the PPO, the fair value of these warrants was approximately $2,328,510, which was recorded as a derivative warrant instruments liability.  The Company also recorded $5,905 as par value to common stock and $7,310,826 to additional paid-in capital as part of the April 2010 Closing of the PPO.

The table below reflects the breakdown of the components of gross proceeds from the Company’s closings during the six months ended June 30, 2010:

Par value of common stock issued	$10,190
Additional paid-in capital	11,061,341
Derivative warrant instruments	5,766,703
Offering expenses	995,730
Total gross proceeds	$17,833,964

Stock Option Awards

A summary of stock option activity during the six months ended June 30, 2010 covering options granted to the Company’s employees is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,141,667	$2.11	8.64	$—
Granted	100,000	$2.11
Exercised	—	—
Forfeited	—	$—
Expired	—	—
Outstanding at June 30, 2010	2,241,667	$2.11	8.22	$63,635

Of the above employee options outstanding at June 30, 2010, 691,673 options are vested or exercisable.   During the six months ended June 30, 2010, the Company recognized stock-based compensation expense of approximately $306,000 related to stock options, including approximately $283,000 related to options granted to employees.  As of June 30, 2010, there was approximately $755,000 of total unrecognized compensation cost related to non-vested stock options (approximately $701,000 of which is related to employee options), which is expected to be recognized over a weighted-average period of approximately 1.21 years and 1.53 years for employee and non-employee options, respectively.

The fair value of the options granted during 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)	$1.56
Risk-free interest rate (2)	3.04%
Dividend yield (3)	0.00%
Volatility factor (4)	72.20%
Expected life (5)	6.5	years
Expected forfeiture rate (6)	10%

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

(5)	The expected life was estimated by management as the midpoint between the vesting date and the expiration date of the options.

(6)	Management estimated that the forfeiture rate at 10% based on its experience with companies in similar industries and regions.

(8)	Derivative Warrant Instruments (Liabilities)

During the three and six months ended June 30, 2010, the liability fair value of the warrant derivative instruments increased by $657,531 and $102,023, respectively.  This was recorded as unrealized loss on fair value of derivative warrant instruments in the accompanying condensed consolidated statement of operations.

Activity for derivative warrant instruments during the six months ended June 30, 2010 was as follows:

	December 31, 2009	Activity during the period	Increase in Fair Value of Derivative Liability	June 30, 2010
Derivative warrant instruments	$7,500,138	$5,766,703	$102,023	$13,368,864
	$7,500,138	$5,766,703	$102,023	$13,368,864

The fair value of the derivative warrant instruments is estimated using a probability-weighted scenario analysis model with the following assumptions as of June 30, 2010:

Common stock issuable upon exercise of warrants	15,510,203
Estimated market value of common stock on measurement date (1)	$1.73
Exercise price	$1.25 - $3.00
Risk free interest rate (2)	1% - 1.79%
Warrant lives in years	2.50 – 4.80
Expected volatility (3)	73%
Expected dividend yields (4)	None

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

(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

(9)	Fair Value Measurements

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

As required by FASB ASC Topic No. 820 – 10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model (see Note 8).

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurements at June 30, 2010
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2010
Derivative warrant instruments	$-	$-	$13,368,864	$13,368,864
Total	$-	$-	$13,368,864	$13,368,864

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
		(Restated)			(Restated)
Beginning balance	$(10,382,823)	$(2,247,187	)(1)	$(7,500,138)	$-
Total unrealized gains (losses)	(657,531)	2,203,588		(102,023)	2,260,962
Settlements	-	-		-	-
Additions	(2,328,510)	(4,601,185)		(5,766,703)	(4,601,185)
Transfers	-	-		-	(2,304,561	)(1)
Ending balance	$(13,368,864)	$(4,644,784)		$(13,368,864)	$(4,644,784)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2010 and 2009	$(657,531)	$2,203,588		$(102,023)	$2,260,962

(1)
Represents and includes the $2,304,561 cumulative effect change in accounting principle as a result of the Company adopting FASB ASC Topic No. 815 – 40 (formerly EITF 07-5) effective January 1, 2009.  This amount reflects an increase of approximately $654,679 in accumulated deficit from the amount originally reported in the Form 10-Q for the three and six months ended June 30, 2009, due to a revised calculation of the cumulative effect change in accounting principle.

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

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, La Cortez has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligation is presented in Note 6.

Assets and liabilities measured at fair value, in conjunction with the Avante acquisition on March 2, 2010, include:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2010
Assets: (a)
Accounts receivable	$-	$-	$3,653	$3,653
Prepaid expenses and other current assets	-	-	43,001	43,001
Unproved properties	-	-	9,808,470	9,808,470
Other property and equipment	-	-	48,743	48,743
Goodwill	-	-	5,591,422	5,591,422
Total assets	$-	$-	$15,495,289	$15,495,289

Liabilities: (a)
Accounts payable	$-	$-	$240,445	$240,445
Accrued liabilities	-	-	72,626	72,626
Asset retirement obligation	-	-	187,155	187,155
Total liabilities	$-	$-	$500,226	$500,226

(a)
The Company utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the six-month period ended June 30, 2010, La Cortez acquired the outstanding stock of Avante Colombia through the issuance of 10,285,819 shares of common stock with a fair value of $15,285,000. The inputs used by management for the fair value measurements of this stock include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

Effective May 1, 2010, the Company entered into a consulting agreement with a third party for the third party entity to provide investor relations services to the Company for a monthly fee of $15,000 and 25,000 shares of the Company’s common stock during the first twelve months of the agreement, and $10,000 and 20,000 shares of the Company’s common stock thereafter.

(11)	Restatement of Consolidated Financial Statements

As of August 12, 2010, management of the Company determined that an inaccurate method was used to value the derivative warrant instruments on its previously filed condensed consolidated financial statements contained in the Company's Quarterly Report on Form 10-Q as of, and for the three and six month periods ended, June 30, 2009.  Previously, the Black-Scholes model was used to value these warrants.  Management determined that a probability-weighted scenario analysis model should have been used. That model has been adopted for the valuation of derivative warrant instruments and has been applied retroactively so that the prior period financial statements are comparable to those as of, and for the three and six month periods ended, June 30, 2010, contained in this Quarterly Report. (The differences between the results of the valuation of our derivative warrant instruments when comparing the Black-Scholes model to a probability-weighted scenario analysis model for the three months ended March 31, 2009, were not material.)

To reflect these differences in valuations, the Company has restated its condensed consolidated financial statements as of, and for the three and six month periods ended, June 30, 2009.  As a result of the restatement, the originally reported net loss for three and six month periods ended June 30, 2009 was decreased by $1,791,643, or $0.09 per share and $1,791,643, or $0.10 per share, resulting in net income, as restated, of $1,449,977 and $729,651, respectively.  This change in accounting methodology (which has no impact on cash) is consistent with generally accepted accounting principles.

The restatement of these interim condensed consolidated financial statements will not affect the Company’s audited consolidated financial statements as of, and for the year ended, December 31, 2009, as contained in its Annual Report on Form 10-K for the year ended December 31, 2009 (as amended), because the change in valuation models was adopted prior to the end of 2009.

The following table reflects the impact of the above restatements on the Company’s condensed consolidated balance sheet, statements of operations, and cash flows as of, and for the three and six months ended, June 30, 2009.

	June 30, 2009
	As Originally Reported	Adjustments		Restated
Consolidated Balance Sheet
Derivative warrant instruments (liability)	$3,662,975	$981,809	(a)	$4,644,784
Total current liabilities	3,989,069	981,809		4,970,878
Additional paid-in capital	11,260,404	(2,118,773)	(b)	9,141,631
Accumulated deficit	(4,081,236)	1,136,964	(c)	(2,944,272)
Stockholders' equity	7,202,963	(981,809)		6,221,154

Consolidated Statement of Operations - for the 3 months ended		June 30, 2009
Unrealized gain on fair value of derivative warrant instruments, net	$411,945	$1,791,643	(d)	$2,203,588
Income (loss) before income taxes	(341,666)	1,791,643		1,449,977
Net income (loss)	(341,666)	1,791,643		1,449,977
Basic and diluted income (loss) per share	(0.02)	0.09	(d)	0.07

Consolidated Statement of Operations - for the 6 months ended		June 30, 2009
Unrealized gain on fair value of derivative warrant instruments, net	$469,319	$1,791,643	(e)	$2,260,962
Income (loss) before income taxes	(1,061,992)	1,791,643		729,651
Net income (loss)	(1,061,992)	1,791,643		729,651
Basic and diluted income (loss) per share	(0.06)	0.10	(e)	0.04

Consolidated Statement of Cash Flows - for the 6 months ended		June 30, 2009
Net income (loss)	$(1,061,992)	$1,791,643	(e)	$729,651
Unrealized gain on fair value of derivative warrant instruments, net	(469,319)	(1,791,643)	(e)	$(2,260,962)

(a)
Net adjustment to record the derivative warrant instruments liability balance as of June 30, 2009 as a result of a change in the valuation model used to assess the fair value of the derivative warrant instruments at both the initial valuation date (closing of an offering with attached warrants) and the respective period end date. The initial entry recorded upon the closing of an offering did not affect the statement of operations as the offset against the derivative warrant instrument liability was to additional paid-in capital.  The initial entry was further affected by an adjustment to increase accumulated deficit as a result of the Company adopting FASB ASC Topic No. 815 – 40 (formerly EITF 07-5) effective January 1, 2009 for the amount of $654,679 from the amount originally reported in the Form 10-Q as of June 30, 2009, due to a revised calculation of the cumulative effect change in accounting principle.

(b)
Net adjustment recorded to additional paid-in capital as a result of the change in valuation models used to assess the fair value of the derivative warrant instruments at both the initial valuation date (closing of offering) and the respective period end date.

(c)
Net adjustment to record a decrease of $1,791,643 to accumulated deficit as a result of the change in valuation models used to assess the fair value of the derivative warrant instruments at both the initial valuation date (closing of offering) and the respective period end date, and an adjustment to increase accumulated deficit as a result of the Company adopting FASB ASC Topic No. 815 – 40 (formerly EITF 07-5) effective January 1, 2009 for the amount of $654,679 from the amount originally reported in the Form 10-Q for the three and six months ended June 30, 2009, due to a revised calculation of the cumulative effect change in accounting principle.

(d)
Net adjustment to record an increase to the unrealized gain on the fair value of the derivative warrant instruments balance for the three months ended June 30, 2009, as a result of a change in the valuation model used to assess the fair value of the derivative warrant instruments at both the initial valuation date (closing of an offering with attached warrants) and the respective period end date.

(e)
Net adjustment to record the effect to the unrealized gain on the fair value of the derivative warrant instruments balance for the six months ended June 30, 2009, as a result of a change in the valuation model used to assess the fair value of the derivative warrant instruments at both the initial valuation date (closing of an offering with attached warrants) and the respective period end date.

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

The following discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009.

You should read this discussion and analysis together with such financial statements and the notes thereto.

Overview and Going Concern

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

We have established an operating branch in Bogotá, Colombia, where we engage in our existing business ventures. We will continue to evaluate ways to optimize our business structure in Colombia and in locations where we intend to develop our business, in order to comply with local regulations while optimizing our tax, legal and operational flexibility.

Going Concern

In the course of our development activities, we have sustained losses and expect such losses to continue through at least August 2011.  We expect to finance our operations primarily through our existing cash and any future financing. However, there exists substantial doubt about the our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 16, 2010, as amended on April 20, 2010, that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception towards us and the offering terms. In addition, our ability to complete an offering may be dependent on the status of our oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Recent Developments

Completion of Private Placement

In December 2009, January 2010, March 2010 and April 2010, we closed on a Private Placement Offering (“PPO”).  On December 29, 2009, we closed on the sale of 1,428,571 PPO Units (as defined below) in a private placement offering for gross proceeds of $2.5 million; on January 29, 2010, we closed on the sale of 571,428 PPO Units in our PPO, for gross proceeds of $1.0 million; and on March 2, 2010, we closed on the sale of 857,144 in our PPO, for gross proceeds of $1.5 million. On April 19, 2010, we conducted the fourth and final closing of our PPO for an additional 5,905,121 PPO Units, for gross proceeds of $10.33 million.

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

For more information concerning the terms of the PPO, see Note 7 to the Consolidated Financial Statements in Part I, Item 1, herein, and Item 3.02 of our Current Report on Form 8-K, filed with the SEC on April 23, 2010.

Operational Update

Maranta Block – Mirto Field

Emerald Energy Plc. (“Emerald”), the operator of the Maranta Block where we will hold a 20% working interest, initiated drilling operations of the Mirto-2 exploratory well on May 21, 2010. We have asked Emerald to submit a request to Agencia Nacional de Hidrocarburos (“ANH”) to approve the assignment of our 20% participating interest.  The Mirto-2 well is being drilled to an estimated target “measured depth” (“MD”) of 11,576 feet in order to test the Villeta formation N, U, and T sands, which are prolific hydrocarbon producers in the Putumayo basin and were tested in the Mirto-1 well drilled last year.

To date, the well has reached a total depth of 11,230 feet MD, having encountered the Villeta N sand at 10,562 feet MD.  The well is currently under coring operations of the “U” sand.  We expect that the well will reach the target depth within one week, following a total of 85 days of drilling operations.

Once Mirto-2 has been completed, the drilling rig will be moved to the Agapanto-1 location, located to the south of Mirto-1 and Mirto-2  to test the Villeta N and U  sands. It is expected that drilling operations will last about 45 days.  In September 2010, a new intervention in the Mirto-1 well is expected to be executed with the goal of increasing perforation density of the producing “U” sand and total production capacity of the well.

The Maranta block covers an area of 90,459 acres (36,608 hectares) in the foreland of the Putumayo Basin in Southwest Colombia.  Emerald’s contract for this block was signed with the ANH on September 12, 2006.

An independent petroleum engineer has estimated our proved developed oil reserves in the Mirto field as 48,085 barrels as of June 30, 2010.  These reserve estimates were prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards, based on the 12-month un-weighted first-day-of-the-month average price for the period ending as of the date of the reserve report.  Under the full cost method of accounting for our oil properties, costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  The previous reserve estimate as of December 31, 2009 was 74,230 barrels. The reduction in the reserve estimate is due to the lower production on the Mirto-1 well of 15,515 barrels of oil produced for the six months ended June 30, 2010 and as a result of mechanical problems that may be overcome with the new well intervention planned for September 2010. We held no proved reserves prior to 2009.   Total production from the Mirto-1 well in the quarter ended June 30, 2010, was 9,006 barrels (gross including royalties). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Oil and Gas Properties” in our 2009 Form 10-K and Notes 1 and 13 to our consolidated financial statements included in our 2009 Form 10-K for more information regarding the full cost method of accounting for our oil and natural gas properties and recognition of impairment expenses and depletion expense, and regarding our proved oil reserves.

Now that the Phase 2 work is completed (drilling and completion of the Mirto-1 exploratory well), we will pay 20% of all subsequent costs related to the Maranta Block.

On February 4, 2009, La Cortez Colombia signed a joint operating agreement with Emerald with respect to the Maranta Block.

Putumayo-4 Block

Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc. (AIM: PELE), as operator of the block, and La Cortez have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Ministry of the Interior. A total of seven communities were identified, and the consultation process with these communities has been initiated. Based on this information, the layout for the seismic acquisition has also been completed, giving as a result a 2D seismic acquisition plan of some 103 km in the north part of the block, where at least two leads have been determined with the reprocessed seismic. We expect that this 2D seismic acquisition, as well as our obtaining the environmental permit for the drilling of the exploratory well, will take place by end of the fourth quarter of 2010.

Under the terms of the contract signed with the ANH, we must complete the acquisition of at least 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.60 million before September 2012, when the 3-year term of Phase I ends.

The Putumayo 4 block covers an extension of 51,333 hectares located in the Putumayo Basin.

Rio de Oro and Puerto Barco Fields

Through our subsidiary, Avante Colombia, as operator of the fields, and with our joint venture partner Vetra Exploración y Producción S.A., we continue to conduct social activities in the area of the Rio de Oro and Puerto Barco fields, and we have completed a plan to re-initiate production operations on the Puerto Barco field during the first quarter of 2011. This plan includes conducting workover activities in some of the existing wells not only to determine the mechanical conditions, but also to gather geological information. In addition, the plan includes the upgrading of the production facilities as well as the access road.  Old seismic reprocessing is under way and expected to be ready in by September 2011.

Through Avante Colombia, we continue evaluating the potential of the Rio de Oro field in order to determine options to re-initiate production operations on this field during 2011.

Restatement of Prior Results

As of August 12, 2010, our management determined that an inaccurate valuation method was used to value the derivative warrant instruments on our previously filed condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q as of, and for the three and six month periods ended, June 30, 2009. Previously, the Black-Scholes model was used to value these warrants. Management determined that a probability-weighted scenario analysis model should have been used. That model has been adopted for the valuation of derivative warrant instruments and has been applied retroactively so that the prior period financial statements are comparable to those as of, and for the three and six month periods ended, June 30, 2010, contained in this Quarterly Report. (The differences between the results of the valuation of our derivative warrant instruments when comparing the Black-Scholes model to a probability-weighted scenario analysis model for the three months ended March 31, 2009, were not material.)

To reflect these differences in valuations, we have restated our consolidated financial statements as of, and for the three and six month periods ended, June 30, 2009. As a result of the restatement, the originally reported net loss for three and six month periods ended June 30, 2009 was decreased by $1,791,643, or $0.09 per share and $1,791,643, or $0.10 per share, resulting in net income, as restated, of $1,449,977 and $729,651, respectively. This change in accounting methodology (which has no impact on cash) is consistent with generally accepted accounting principles.

This change in accounting methodology will have no effect on our audited consolidated financial statements as of, and for the year ended, December 31, 2009, as contained in our Annual Report on Form 10-K for the year ended December 31, 2009, because the change in valuation models was adopted prior to the end of 2009.

Results of Operations for Three Months Ended June 30, 2010

We are an international, early stage exploration and production company and have generated very limited operating revenues to date.

Three Months Ended June 30, 2010, Compared with Three Months Ended June 30, 2009

A summary of our results for the three month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Percentage Increase /
	2010	2009	(Decrease)
		(Restated)
Revenues	$75,891	$-	n/a
Costs and expenses	(2,394,272)	(756,758)	216.4%
Non-operating income (expense), net	(630,389)	2,206,735	(128.6	) %
Net income (loss)	$(2,948,770)	$1,449,977	(303.4	) %

Revenues

We earned oil and gas revenues of $75,891 for the three months ended June 30, 2010, compared to $-0- for the three months ended June 30, 2009.  These revenues were derived from the commencement of our production operations in the Mirto-1 well, which started during the fourth quarter of 2009.

Costs and Expenses

Our operating costs and expenses for the three months ended June 30, 2010 and 2009, consisted of the following:

	Three Months Ended June 30,		Percentage Increase /
	2010	2009	(Decrease)
		(Restated)
Operating costs	$446,111	$-	n/a
Depreciation, depletion, accretion and amortization	56,967	13,953	308.3%
Impairment expense	273,318	-	n/a
General and administrative	1,617,876	742,805	117.8%
Total	$2,394,272	$756,758	216.4%

Operating costs

Our operating costs for the three months ended June 30, 2010, which pertain to our costs incurred in production activities for the Mirto-1 well, which began producing during the fourth quarter of 2009, amounted to $446,111.  We incurred no such costs during the three months ended June 30, 2009.  Our operating costs during the second quarter of 2010 included approximately $107,800 to work over the Mirto-1 well which were not capitalizable.

Depreciation, Depletion, Accretion, Amortization, and Impairment Expenses

The increase in our depreciation, depletion, accretion, amortization and impairment expenses for the three months ended June 30, 2010 as compared to 2009 was mainly due to the impairment expense and depletion expense on proved oil properties and depreciation of other property and equipment recognized for the three months ended June 30, 2010, amounting to $273,318 and $56,800, respectively. We held no proved reserves prior to late 2009.

General and Administrative Expenses

We incurred total general and administrative expenses of $1,617,876 for the three months ended June 30, 2010 compared to $742,805 for the three months ended June 30, 2009. This was primarily due to an increase in payroll expenses to $463,346 in the 2010 period from $401,826 in the three months ended June 30, 2009; an increase in professional fees to $955,258 for the three months ended June 30, 2010 from $278,598 for the three months ended June 30, 2009; an increase in travel expense to $22,607 for the three months ended June 30, 2010 from $2,931 for the comparable period of 2009; an increase in rent expense to $30,603 for the three months ended June 30, 2010 from $24,406 for the comparable period of 2009; and an increase in other expenses to $146,062 for the three months ended June 30, 2010 from $35,044 for the 2009 period.  In particular, the increase in our payroll expenses is due to the increase in the average number of employees of 12 employees during the second quarter of 2010 as compared to the average number of employees of 8 employees during the same period in 2009, and the increase in professional fees and other general and administrative expenses second quarter of 2010 as compared to the same period in 2009  is primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations and expenses in relation to the Avante acquisition.

Non-operating Income (Expense), Net

Net non-operating expense for the three months ended June 30, 2010, was $630,389, compared to net non-operating income of $2,206,735 for the three months ended June 30, 2009. During the three months ended June 30, 2010, we recognized an unrealized loss from the increase in the fair value of derivative warrant instruments liability of $657,531 compared to an unrealized gain of $2,203,588 during the three months ended June 30, 2009.

Net Income (Loss)

Our net loss for the three months ended June 30, 2010 was ($2,948,770) compared to a net income of $1,449,977 for the three months ended June 30, 2009.  The increase is mainly due to: an increase in our operating costs to $446,111 for the three months ended June 30, 2010 from $0 in the same period of 2009; an increase in general and administrative expenses to $1,617,876 in the 2010 period from $742,805 in the 2009 period; and an increase in our net unrealized loss on fair value of derivative warrant instruments to $657,531 in the 2010 period from an unrealized gain of $2,203,588 in the 2009 period.  These factors were partially offset by an increase of $75,891 in oil revenues in the 2010 period compared to $0 in the 2009 period.

Adjusted EBITDA

In evaluating our business, we consider earnings before interest, taxes, depreciation, impairment expenses on proved oil properties, depletion, amortization, unrealized gains and loss on investments, stock-based compensation expense, accretion of abandonment liability and the impact of derivative valuations (“Adjusted EBITDA”) as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures.  We believe Adjusted EBITDA presents a more realistic picture of our performance than income from operations or cash flow from operations as presented in our financial statements and a more meaningful measure of our current liquidity. We believe that this measure may also be useful to investors for the same purpose and as an indication of our ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. generally accepted accounting principles (“GAAP”), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

Adjusted EBITDA for the three months ended June 30, 2010 and 2009 is calculated as follows:

	Three months ended June 30,
	2010	2009
		(Restated)
Net income (loss)	$(2,948,770)	$1,449,977
Adjustments:
Depreciation, depletion, accretion and amortization	56,967	13,953
Impairment of oil properties	273,318	-
Unrealized loss (gain) on fair value of derivative warrant instruments, net	657,531	(2,203,588)
Interest income	(27,142)	(3,147)
Adjusted EBITDA	$(1,988,096)	$(742,805)

Adjusted EBITDA for the three months ended June 30, 2010 was a loss of $2.0 million, compared to a loss of $0.8 million for the three months ended June 30, 2009.  The increase in the loss was primarily caused by operating expenses incurred during the three months ended June 30, 2010 related to the commencement of oil production in the fourth quarter of 2009, the legal and consulting fees related to the Avante acquisition, and the workover expenses incurred on the Mirto-1 well.

Six Months Ended June 30, 2010, Compared with Six Months Ended June 30, 2009

A summary of our results for the six month periods ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,		Percentage Increase /
	2010	2009	(Decrease)
		(Restated)
Revenues	$166,274	$-	n/a
Costs and expenses	(3,880,916)	(1,551,981)	150.1%
Non-operating income (expense), net	(69,200)	2,281,632	(103.0)%
Net income (loss)	$(3,783,842)	$729,651	(618.6)%

Revenues

We earned oil and gas revenues of $166,274 for the six months ended June 30, 2010, compared to $-0- for the six months ended June 30, 2009.  These revenues were derived from the commencement of our production operations in the Mirto-1 well, which started during the fourth quarter of 2009.

Costs and Expenses

Our operating costs and expenses for the six months ended June 30, 2010 and 2009, consisted of the following:

	Six Months Ended June 30,		Percentage Increase /
	2010	2009	(Decrease)
		(Restated)
Operating costs	$843,254	$-	n/a
Depreciation, depletion, accretion and amortization	93,975	27,933	236.4%
Impairment expense	273,318	-	n/a
General and administrative	2,670,369	1,524,048	75.2%
Total	$3,880,916	$1,551,981	150.1%

Operating costs

Our operating costs for the six months ended June 30, 2010, which pertain to our costs incurred in production activities for the Mirto-1 well, which began producing during the fourth quarter of 2009, amounted to $843,254.  We incurred no such costs during the six months ended June 30, 2009.  Our operating costs during the second quarter of 2010 included significant costs to work over the Mirto-1 well which were not capitalizable.

Depreciation, Depletion, Accretion, Amortization, and Impairment Expenses

The increase in our depreciation, depletion, accretion, amortization and impairment expenses for the six months ended June 30, 2010 as compared to 2009 was mainly due to the impairment expense and depletion expense on proved oil properties and depreciation of other property and equipment recognized for the six months ended June 30, 2010, amounting to $273,318 and $93,645, respectively. We held no proved reserves prior to late 2009.

General and Administrative Expenses

We incurred total general and administrative expenses of $2,670,369 for the six months ended June 30, 2010 compared to $1,524,048 for the six months ended June 30, 2009. This was primarily due to an increase in payroll expenses to $891,464 in the 2010 period from $789,761 in the six months ended June 30, 2009; an increase in professional fees to $1,395,968 for the six months ended June 30, 2010 from $501,455 for the six months ended June 30, 2009; an increase in rent expense to $59,729 for the six months ended June 30, 2010 from $46,637 for the comparable period of 2009; and an increase in other expenses to $247,719 for the six months ended June 30, 2010 from $108,736 for the 2009 period.  These increases were partially offset by a decrease in travel expenses to $75,489 for the six months ended June 30, 2010 from $77,459 for the six months ended June 30, 2009. In particular, the increase in professional fees and other general and administrative expenses during the six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations and expenses in relation to the Avante acquisition.

Non-operating Income (Expense), Net

Net non-operating expense for the six months ended June 30, 2010, was $69,200 compared to net non-operating income of $2,281,632 for the six months ended June 30, 2009. During the six months ended June 30, 2010, we recognized an unrealized loss from the increase in the fair value of derivative warrant instruments liability of $102,023 compared to an unrealized gain of $2,260,962 during the six months ended June 30, 2009.

Net Income (Loss)

Our net loss for the six months ended June 30, 2010 was ($3,783,842) compared to a net income of $729,651 for the six months ended June 30, 2009.  The increase is mainly due to an increase in our operating costs to $843,254 for the six months ended June 30, 2010 from $0 in the same period of 2009, an increase in general and administrative expenses to $2,670,369 in the 2010 period from $1,524,048 in the 2009 period, and an increase in our net unrealized loss on fair value of derivative warrant instruments to $102,023 in the 2010 period from an unrealized gain of $2,260,962 in the 2009 period.  These factors were partially offset by an increase of $166,274 in oil revenues in the 2010 period compared to $0 in the 2009 period.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2010 and 2009 is calculated as follows:

	Six months ended June 30,
	2010	2009
		(Restated)
Net income (loss)	$(3,783,842)	$729,651
Adjustments:
Depreciation, depletion, accretion and amortization	93,975	27,933
Impairment of oil properties	273,318	-
Unrealized loss (gain) on fair value of derivative warrant instruments, net	102,023	(2,260,962)
Interest income	(32,823)	(20,670)
Adjusted EBITDA	$(3,347,349)	$(1,524,048)

Adjusted EBITDA for the six months ended June 30, 2010 was a loss of $3.3 million, compared to a loss of $1.5 million for the six months ended June 30, 2009.  The increase in the loss was primarily caused by operating expenses incurred during the six months ended June 30, 2010 related to the commencement of oil production in the fourth quarter of 2009, the legal and consulting fees related to the Avante acquisition, and the workover expenses incurred on the Mirto-1 well.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2010, was $13,634,480 compared to $2,376,585 as of December 31, 2009.  This increase was due to $15.33 million in gross proceeds from sales of common stock and warrants in private placements offset by offering costs, $5.0 million of gross proceeds arising from Avante’s purchase of our common stock, and cash used in operations during this period of $4,772,337.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.

For further discussion on going concern, please see Overview and Going Concern section above.

We have entered into a memorandum of understanding and joint operating agreement with Petronorte for the Putumayo-4 Block and a farm-in agreement and joint operating agreement with Emerald for the Manta Block.

In November 2009, we deposited $2.67 million into a trust account as our portion of the ANH-required performance guarantee under Petronorte’s E&P contract, which funds we will not be able to be used for other corporate purposes during the life of the guarantee.

In accordance with the terms of the Emerald farm-in agreement, we paid $1.41 million to Emerald on January 7, 2010, consisting of exploration costs associated with the Mirto-1 well, as well as certain 3D seismic and facilities costs.  On February 5, 2010, we paid an additional $234,553 to Emerald for a portion of the final exploration costs of the Mirto-1 well.  On April 12, 2010, the Company paid an additional $461,000 related to Mirto-1 well costs and Mirto well production and development costs. On May 10, 2010, the Company paid $82,000 pertaining to costs related to the Agapanto well, as well as certain 3D seismic and facilities costs. In June 2010 and July 2010, the Company paid $932,000 (which includes $107,800 of workover costs for the Mirto-1 well) and $287,000, respectively, covering additional exploration costs related to the Mirto wells.

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

We are currently utilizing cash of approximately $795,000 per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  We expect this rate of cash utilization to increase over the next twelve months.

Over the next twelve months, we expect to require the following amounts of capital in order to bear our share of expenses with respect to the Putumayo 4 Block, the Maranta Block and Avante Colombia’s projects:

•	Approximately $4.5 million in the Putumayo 4 Block, related to Phase 1 seismic acquisition, permitting activities and exploration activities;

•
Approximately $4.6 million in the Maranta Block, related to Phase 3 processing of the recently acquired 25 km of 3D seismic, the  workover on the Mirto-1 well, the drilling of two  appraisal wells and the construction of the production facilities at the field; and

•	Up to $2.1 million on Rio de Oro and Puerto Barco, related to additional seismic in the area and improving facilities.

In addition, over the next 12 months, we expect to require up to an additional $4.7 million for general working capital to continue to execute our business plan and build our operations.

Since costs on certain of our projects are calculated in foreign currencies, changes in exchange rates, among other things, could cause our capital commitments in US dollars to differ materially from the amounts that we have budgeted.

In the course of our development activities, we have sustained losses and expect such losses to continue through at least August 2011.  We expect to finance our operations primarily through our existing cash and any future financing.  Note 2 to the audited consolidated financial statements contained in the 2009 Form 10-K reported that as of the date of the filing of the 2009 Form 10-K on April 16, 2010, as amended on April 20, 2010, there existed substantial doubt about our ability to continue as a going concern, and the Report of Independent Registered Public Accounting Firm included in our 2009 Form 10-K included an explanatory paragraph with respect thereto.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our (i) equity transactions, (ii) financial statement disclosures and (iii) segregation of duties were material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LA CORTEZ ENERGY, INC.

Date: August 16, 2010	By:	/s/ Andres Gutierrez Rivera
Name: Andres Gutierrez Rivera
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Nadine C. Smith
Name: Nadine C. Smith
Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1§	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2§	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

§
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.