Form 10-Q
period 2010-09-30
La Cortez Energy, Inc.
filed 2010-11-15
CIK 1368964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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

As of November 12, 2010, there were 46,055,470 shares of the registrant’s common stock outstanding.

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

LA CORTEZ ENERGY, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Unaudited)

	September 30,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$10,907,471	$2,376,585
Accrued oil receivables	-	189,835
Employee advances and other receivables	54,330	26,294
Prepaid expenses	115,866	19,519
Total current assets	11,077,667	2,612,233
Oil properties, using the full cost method of accounting at cost:
Proved	7,513,057	7,513,057
Unproved	14,242,421	1,599,951
Accumulated depletion and impairment	(7,097,057)	(6,706,603)
	14,658,421	2,406,405
Other property and equipment, net of accumulated depreciation of $149,568 and $100,274, respectively	181,976	204,206
Goodwill	5,591,422	-
Restricted cash	2,672,500	2,672,500
Total assets	$34,181,986	$7,895,344

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Accounts payable	$804,124	$2,518,565
Accrued liabilities	515,243	267,155
Derivative warrant instruments	12,322,412	7,500,138
Total current liabilities	13,641,779	10,285,858
Asset retirement obligation	56,130	3,860
Total liabilities	13,697,909	10,289,718
Commitments and contingencies (Note 10)
Shareholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 46,030,470 and 25,428,815 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	46,030	25,429
Additional paid-in capital	38,367,677	11,396,506
Accumulated deficit	(17,929,630)	(13,816,309)
Total shareholders' equity (deficit)	20,484,077	(2,394,374)

Total liabilities and shareholders' equity (deficit)	$34,181,986	$7,895,344

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Revenues:
Oil revenues	$251,266	$-	$417,540	$-
Total revenues	251,266	-	417,540	-

Costs and expenses:
Operating costs	281,309	-	1,124,563	-
Depreciation, depletion, accretion and amortization	87,607	16,405	181,582	44,338
Impairment of oil properties	-	-	273,318	-
General and administrative	1,235,879	738,399	3,906,248	2,262,447
Total costs and expenses	1,604,795	754,804	5,485,711	2,306,785
Loss from operations	(1,353,529)	(754,804)	(5,068,171)	(2,306,785)

Non-operating income:
Unrealized gain on fair value of derivative warrant instruments, net	1,046,452	638,639	944,429	2,899,601
Interest and other income	17,355	21,239	50,178	41,909
(Loss) income before income taxes	(289,722)	(94,926)	(4,073,564)	634,725

Income taxes	(39,757)	-	(39,757)	-

Net (loss) income	$(329,479)	$(94,926)	$(4,113,321)	$634,725

Basic and diluted (loss) earnings per share	$(0.01)	$(0.00)	$(0.10)	$0.03

Basic and diluted weighted-average common shares outstanding	45,980,198	23,931,168	40,386,748	20,814,676

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
  For the nine months ended September 30, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2009	25,428,815	$25,429	$11,396,506	$(13,816,309)	$(2,394,374)
January 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $122,802	571,428	571	653,782	-	654,353
March 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $184,205	857,144	857	903,827	-	904,684
March 2010, common stock and warrants sold in private placement offering to Avante at $1.75 per share	2,857,143	2,857	2,192,906	-	2,195,763
Shares issued for acquisition of Avante	10,285,819	10,286	15,274,714	-	15,285,000
April 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $695,374	5,905,121	5,905	7,304,175	-	7,310,080
Common stock for services	125,000	125	213,375	-	213,500
Stock-based compensation	-	-	428,392	-	428,392
Net loss	-	-	-	(4,113,321)	(4,113,321)
Balance at September 30, 2010	46,030,470	$46,030	$38,367,677	$(17,929,630)	$20,484,077

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(4,113,321)	$634,725
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	181,582	44,338
Impairment of oil properties	273,318	-
Stock-based compensation	428,392	495,903
Unrealized gain on fair value of derivative warrant instruments, net	(944,429)	(2,899,601)
Common stock for services	213,500	-
Changes in operating assets and liabilities:
Accrued oil receivables	193,488	-
Employee advances and other receivables	(28,036)	(31,321)
Prepaid expenses and other assets	(46,309)	(14,281)
Accounts payable	(1,954,886)	88,574
Accrued liabilities	175,462	127,322
Net cash used in operating activities	(5,621,239)	(1,554,341)
Cash flows from investing activities:
Acquisition of Avante, net of cash received	289,937	-
Investments in unproved oil properties	(2,969,395)	(7,365,236)
Purchases of other property and equipment	-	(33,389)
Net cash used in investing activities	(2,679,458)	(7,398,625)
Cash flows from financing activities:
Proceeds from the sale of common stock and derivative warrant instruments	17,833,964	6,331,164
Payments for offering costs	(1,002,381)	(870,087)
Net cash provided by financing activities	16,831,583	5,461,077
Net change in cash	8,530,886	(3,491,889)
Cash and cash equivalents, beginning of period	2,376,585	6,733,381
Cash and cash equivalents, end of period	$10,907,471	$3,241,492

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$23,282	$-
Interest	$-	$-
Non-cash investing and financing transactions:
Change in asset retirement obligation estimate	$135,395	$-
Cumulative effect of reclassification of warrants	$-	$2,304,561
Issuance of common stock in connection with acquisition of Avante for:
Acquisition of accounts receivable	$3,653	$-
Acquisition of prepaid expenses and other current assets	$43,001	$-
Acquisition of unproved oil properties	$9,808,470	$-
Acquisition of goodwill	$5,591,422	$-
Acquisition of other property and equipment	$48,743	$-
Assumption of accounts payable	$240,445	$-
Assumption of accrued liabilities	$72,626	$-
Assumption of asset retirement obligation	$187,155	$-

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
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

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations presented for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.  The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2009 have been restated.  (See Note 11).

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

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

The Company had cash and cash equivalents of approximately $10.9 million at September 30, 2010.

Oil Properties

As of September 30, 2010, the Company has oil properties in the amount of $14,242,421 that are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues are charged to impairment expense. The Company applies the full cost ceiling test on a quarterly basis on the date of the latest consolidated balance sheet presented.

For the three and nine months ended September 30, 2010, the Company incurred $0 and $273,318, respectively, of impairment on its oil properties.

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

Earnings (Loss) per Common Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10, which establishes the requirements for presenting earnings per share (“EPS”).  FASB ASC Topic No. 260 – 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

For the nine months ended September 30, 2010, the Company had potentially dilutive shares outstanding, including 2,401,667 options to purchase shares of common stock and warrants to purchase 15,515,203 shares of common stock, and restricted stock units issued to key directors and employees that enable grantees to obtain 410,123 shares of common stock.   For the nine months ended September 30, 2009, the Company had potentially dilutive shares outstanding, including 2,301,667 options to purchase shares of common stock and warrants to purchase 7,932,900 shares of common stock.  There was no difference between basic and diluted loss per share for the three and nine months ended September 30, 2010 as well as for the three months ended September 30, 2009 as the effect of these potential common shares were anti-dilutive due to the net loss during the three and nine months ended September 30, 2010 and the three months ended September 30, 2009. There was no difference between basic and diluted earnings per share for the nine months ended September 30, 2009 as the average stock price of the Company’s common shares during the period did not exceed the exercise price of any of Company’s outstanding options and warrants to purchase shares of common stock.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accrued oil receivables, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term nature of these accounts.

Foreign Currency Translation

For the nine months ended September 30, 2010 and 2009, cumulative translation gains (losses) and foreign currency transaction gains (losses) were immaterial.

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

(2)	Going Concern

At September 30, 2010, the Company had cash and cash equivalents of $10,907,471 and working capital deficit of $2,564,112. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources during the end of the second quarter of 2011 based upon its current operating plan and condition.

Through September 30, 2010, the Company has been primarily engaged in locating viable investment prospects and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least November 2011.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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

On March 2, 2010 (the “Closing Date”), the Company entered into a Stock Purchase Agreement (the “SPA”) with Avante Petroleum S.A., a Luxembourg public limited liability company (“Avante”), which closed on the same date.  Pursuant to the terms of the SPA, La Cortez acquired all of the outstanding capital stock (the “Acquisition”) of Avante’s wholly-owned subsidiary, Avante Colombia S.à.r.l., a Luxembourg private limited liability company (“Avante Colombia”), in exchange for 10,285,819 newly issued shares of its common stock (the “Purchase Price Shares”).

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

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

In connection with the Acquisition, on the Closing Date, La Cortez and Avante entered into a Subscription Agreement (the “Avante Subscription Agreement”), pursuant to which Avante purchased 2,857,143 shares of La Cortez’s common stock (the “Avante Shares”) and three-year warrants to purchase 2,857,143 shares of its common stock at an exercise price of $3.00 per share (the “Avante Warrants”), for an aggregate purchase price of $5,000,000 (or $1.75 per share of common stock purchased).   (See Note 7).

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

The SPA permits Avante to satisfy any indemnification obligations thereunder in whole or in part by surrender of shares of the Company’s common stock (including the shares held in escrow) in lieu of cash.  In addition, the SPA allows the Company to elect to receive Avante’s escrowed shares of Company common stock in lieu of cash to satisfy Avante’s indemnification obligations with respect to certain environmental matters.  Any shares of common stock surrendered to satisfy Avante’s indemnification obligations under the SPA shall be valued based on the volume-weighted average sale prices of the Company’s common stock for the 60 most recent trading days on which sales have occurred ending on the trading day immediately prior to the relevant date of determination.  The Company is not liable for any indemnification obligations as of the date of filing of this report.

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

Description of Assets of Avante Colombia

Immediately following the Acquisition, Avante Colombia became La Cortez’s wholly-owned subsidiary.

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

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

The Company assesses the possible impairment of goodwill at least annually, on March 31, at the reporting unit level.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  The Company determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest.  In this case, the reporting unit is made up of the Company and all consolidated subsidiaries.  Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  The Company monitors changes in its closing market price and its effect on fair value and the relationship to the carrying value.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  As of September 30, 2010, the Company did not identify any potential impairment related to its goodwill.

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

The following table reflects the unaudited pro forma results of operations as though the Avante Acquisition had occurred on January 1, 2010 and 2009. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$251,266	$-	$417,540	$-

Net loss	$(329,479)	$(408,658)	$(4,153,296)	$(306,470)

Loss per share – basic and diluted:	$(0.01)	$(0.01)	$(0.10)	$(0.01)

Weighted-average shares outstanding:
basic & diluted	45,980,198	34,216,987	42,685,045	31,100,495

The following table reflects the results of operations of Avante Colombia since the Closing Date that are included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$-	$-	$-	$-

Net loss	$(142,759)	$-	$(191,454)	$-

(4)	Oil Properties

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

Depletion of proved oil properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.  As of September 30, 2010, $14,242,421 of the Company’s oil properties were unproved and were not subject to depletion or ceiling test impairment.

For the three and nine months ended September 30, 2010, the Company incurred $0 and $273,318, respectively, of impairment on its proved oil properties.

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

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

On February 4, 2010, the Company signed a joint operating agreement with Emerald with respect to the Maranta Block, and the Company has asked Emerald to submit a request to the ANH to approve the assignment of the Company’s 20% participating interest to the Company.  If the ANH does not approve this assignment, Emerald and the Company have agreed to use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the farm-in agreement and the joint operating agreement, that shall privately govern the relations between the parties with respect to the Maranta Block and which will not require ANH approval.  Emerald has submitted a request to Agencia Nacional de Hidrocarburos (“ANH”) to approve the assignment of our 20% participating interest.

Emerald completed drilling operations of the Mirto-2 exploratory well on August 15, 2010,  after having conducted a sidetrack on the well to a “measured depth” (“MD”) of  11,590 feet.  Mirto-2 production tests initiated on September 23, 2010 for a 5-day period on the Villeta U sand had an average production of 29 BOPD and a water cut of 95.9%. The well was put back on an extended production test on October 16, 2010. The workover rig will be used to run cased-hole logs in order to confirm the appropriate perforation positions. This activity has been delayed due to the service rig being used longer than expected by Emerald on a project not associated with the Company.  Emerald plans to have the rig at the Mirto-2 location in approximately three weeks.  At that time, the following activities will commence:

a.	Production testing will be stopped, and the production string and Electric Submersible Pump (ESP) will be pulled out of the hole;
b.	Cased-hole logs will be conducted to verify the location of current perforations; and
c.
If the perforations are not in the right location, then current perforations will be sealed and new perforations will be placed in the correct locations. If the perforations are found to be at the correct depth, the Villeta U sand will be isolated and the Villeta N sand will be tested.

With the drilling of the Mirto-2 well, Phase 3 of the exploration program has been completed. Both Emerald and the Company have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both the Company and Emerald are required to relinquish 50% of the area of the block, as selected by both parties, and there is the option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activity with the ANH, such as new seismic acquisition or drilling a new exploration well. This is a normal procedure and in accordance with the contracts entered into with the ANH. Both Emerald and the Company are currently evaluating the exploration potential of the block to determine a course of action and the alternatives regarding the area to be relinquished.

As consideration for its 20% participating interest, the Company reimbursed Emerald a total of $12.231 million as of October 31, 2010 for the Maranta Block Phase 2 costs, including production and development cost for the Mirto wells.

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

Petronorte and the Company have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Colombian Ministry of the Interior. A total of seven communities were identified, and the consultation process with these communities has been initiated. Based on this information, the layout for the seismic acquisition has also been completed, resulting in a 2D seismic acquisition plan of some 103 km in the north part of the block, where at least two leads have been determined with the reprocessed seismic. Progress continues in the consultation process with local communities in the Putumayo-4 block.  The Company now expects to initiate acquisition of 105 Km of 2d seismic early in 2011 due to delays in getting the consultation agreements with the different communities in the area, and the Company will be in a position to drill its first exploration well by the end of the first half of 2011. After evaluating the reprocessed seismic, several leads have been identified, which the Company will seek to confirm with the new seismic acquisition.

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

Rio de Oro and Puerto Barco Fields

La Cortez, through Avante Colombia, as operator of the fields, and with its joint venture partner Vetra Exploración y Producción S.A., has continued to conduct social activities in the area, and it has completed a plan to re-initiate production operations on the Puerto Barco field by the first quarter of 2011. This plan includes conducting workover activities in some of the existing wells, not only to determine the mechanical conditions, but also to gather geological information. In addition, the plan includes the upgrading of the production facilities as well as the access road.  Old seismic have been reprocessed and is being evaluated.  The Company has completed its technical evaluation in the Rio de Oro and Puerto Barco fields. The Company has also completed the program to re-initiate the Puerto Barco field early next year in conjunction with its joint venture partner, Vetra Exploracion  y Produccion S.A. The Company has met with representatives from the local communities and with several local and regional government officials, and has performed a detailed evaluation of the current road conditions, which will allow the Company to determine cost and timing for the necessary road improvements.

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

(5)	Related Party Transactions

Common Stock Sales

On March 2, 2010, as part of a closing of its private placement offering (see Note 7 below), the Company sold 58,000 Units, at a price of $1.75 per Unit, for total consideration of $101,500 to the Company’s Chairman of the Board and Interim Chief Financial Officer, on the same terms as to other investors in the offering.

(6)	Asset Retirement Obligation

ASC 41-20 (formerly FAS No. 143), requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil property accounts.  During the nine months ended September 30, 2010, a revision was made to the Company’s estimates to reflect the effects of updated anticipated plugging date estimates.

The following table reflects the changes in the ARO during the nine months ended September 30, 2010.

Amount
Asset retirement obligation — beginning of period	$3,860
Liabilities incurred in connection with Avante acquisition	187,155
Current period revision to previous estimates	(135,395)
Current period accretion	510
Asset retirement obligation — end of period	$56,130

The following table reflects the changes in the ARO during the year ended December 31, 2009.

Amount
Asset retirement obligation — beginning of year	$-
Liabilities incurred with properties drilled	3,704
Current period accretion	156
Asset retirement obligation — end of year	$3,860

The credit adjusted, risk free rate used in calculating ARO was approximately 18% at September 30, 2010. These rates approximate the Company’s borrowing rate.

(7)	Shareholders’ Equity

As of September 30, 2010, there were 46,030,470 shares of common stock and no shares of preferred stock issued and outstanding.

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

The Avante Subscription Agreement

On March 2, 2010 (the “Closing Date”), pursuant to the terms of the Avante Subscription Agreement, Avante purchased 2,857,143 shares of the Company’s common stock and warrants to purchase 2,857,143 shares of its common stock at an exercise price of $3.00 per share, for an aggregate purchase price of $5,000,000 (or $1.75 per share of common stock purchased).

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

In the aggregate, in all four closings of the PPO, including the initial closing that occurred on December 29, 2009, which had gross proceeds of $1.0 million, the Company sold 8,762,264 PPO Units, consisting of an aggregate of 8,762,264 shares of its common stock and warrants to purchase an aggregate of 4,381,138 shares of its common stock (after consideration of rounding for partial shares), for total gross proceeds of $15.33 million.  With respect to certain subscriptions in the PPO, the Company is obligated to pay placement agents and/or finders (collectively, “Finders”) cash fees of up to ten percent (10%) of the purchase price of each PPO Unit sold in the PPO to investors introduced to the Company by the relevant Finder (the “Introduced Investors”), and to issue each such Finder five year warrants (the “Agent Warrants”) exercisable at no less than $1.75 per share to purchase a number of shares of the Company’s common stock equal to up to ten percent (10%) of the shares of common stock included in the PPO Units sold in the PPO to the Introduced Investors.  In addition to their term, the Agent Warrants differ from the PPO Warrants in certain other respects, including without limitation, the Agent Warrants provide for cashless exercise.  As a result of the Company’s sales of the PPO Units, the Company has paid and/or become obligated to pay an aggregate of approximately $612,037 of placement agent and/or finder fees and has issued and/or become obligated to issue Agent Warrants to purchase an aggregate of 344,022 shares of the Company’s common stock through September 30, 2010.

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

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

The Company determined that warrants to purchase a total of 4,010,874 shares of common stock, including warrants to purchase 344,022 shares of common stock issued to agents, issued in the January, March and April 2010 closings of the PPO and the warrants to purchase a total of 2,857,143 shares of common stock issued to Avante in connection with the Avante Share Purchase Agreement contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 - 15.  As a result, these warrants were not indexed to the Company’s own stock.  At the January 2010 Closing of the PPO, the fair value of these warrants was determined to be approximately $222,844, which was recorded as a derivative warrant instruments liability.  The Company also recorded $571 as par value to common stock and $653,782 to additional paid-in capital as part of the January 2010 Closing of the PPO.  At the March 2010 Closing of the PPO, the fair value of these warrants was approximately $411,112, which was recorded as a derivative warrant instruments liability.  The Company also recorded $857 as par value to common stock and $903,827 to additional paid-in capital as part of the March 2010 Closing of the PPO.  At the Closing of the Avante Share Purchase Agreement (as discussed under the section “Avante Subscription Agreement” above), the fair value of these warrants was approximately $2,804,237, which was recorded as a derivative warrant instruments liability.  The Company also recorded $2,857 as par value to common stock and $2,192,906 to additional paid-in capital as part of the closing of the Avante Share Purchase Agreement.  At the April 2010 Closing of the PPO, the fair value of these warrants was approximately $2,328,510, which was recorded as a derivative warrant instruments liability.  The Company also recorded $5,905 as par value to common stock and $7,304,175 to additional paid-in capital as part of the April 2010 Closing of the PPO.

The table below reflects the breakdown of the components of gross proceeds from the Company’s closings during the nine months ended September 30, 2010:

Par value of common stock issued	$10,190
Additional paid-in capital	11,054,690
Derivative warrant instruments	5,766,703
Offering expenses	1,002,381
Total gross proceeds	$17,833,964

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

Stock Option Awards

A summary of stock option activity during the nine months ended September 30, 2010 covering options granted to the Company’s employees is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,141,667	$2.11	8.64	$—
Granted	100,000	2.11	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2010	2,241,667	$2.11	7.96	$40,370

Of the above employee options outstanding at September 30, 2010, 1,283,339 options are vested or exercisable.   During the nine months ended September 30, 2010, the Company recognized stock-based compensation expense of approximately $428,000 related to stock options, including approximately $424,000 related to options granted to employees.  As of September 30, 2010, there was approximately $555,000 of total unrecognized compensation cost related to non-vested stock options (all of which is related to employee options), which is expected to be recognized over a weighted-average period of approximately 1.14 years.

The fair value of the options granted during 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)	$1.57
Risk-free interest rate (2)	3.04%
Dividend yield (3)	0.00%
Volatility factor (4)	72.20%
Expected life (5)	6.5 years
Expected forfeiture rate (6)	10%

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

Restricted Stock Units

On September 23, 2010, the Company granted restricted stock units to its directors and key employees under its 2008 Equity Incentive Plan. The restricted stock units vest in one-third increments on each of the three anniversaries from the date of grant.

Restricted stock unit activity during the nine months ended September 30, 2010 is as follows:

	Number of Restricted Stock Shares	Weighted- average Grant Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2009	—	$—	—
Granted	410,123	$1.68	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding at September 30, 2010	410,123	$1.68	2.98

As of September 30, 2010, none of the above restricted stock units were vested, and there was approximately $615,000 of unrecognized compensation cost related to non-vested restricted stock unit compensation arrangements granted under the 2008 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.98 years. The Company recognized compensation expense related to these restricted stock units amounting to $3,954 during the nine months ended September 30, 2010.

(8)	Derivative Warrant Instruments (Liabilities)

During the three and nine months ended September 30, 2010, the liability fair value of the warrant derivative instruments decreased by $1,046,452 and $944,429, respectively.  This was recorded as unrealized gain on fair value of derivative warrant instruments in the accompanying condensed consolidated statements of operations.

Activity for derivative warrant instruments during the nine months ended September 30, 2010 was as follows:

	December 31, 2009	Activity during the period	Decrease in Fair Value of Derivative Liability	September 30, 2010
Derivative warrant instruments	$7,500,138	$5,766,703	$944,429	$12,322,412
	$7,500,138	$5,766,703	$944,429	$12,322,412

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

The fair value of the derivative warrant instruments is estimated using a probability-weighted scenario analysis model with the following assumptions as of September 30, 2010:

Common stock issuable upon exercise of warrants	15,510,203
Estimated market value of common stock on measurement date (1)	$1.67
Exercise price	$1.25 - $3.00
Risk free interest rate (2)	0.53% - 1.27%
Warrant lives in years	2.25 – 4.55
Expected volatility (3)	70.92%
Expected dividend yields (4)	None

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010:

Fair Value Measurements at September 30, 2010
Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September
Description	(Level 1)	(Level 2)	(Level 3)	30, 2010
Derivative warrant instruments	$-	$-	$12,322,412	$12,322,412
Total	$-	$-	$12,322,412	$12,322,412

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Beginning balance	$(13,368,864)	$(4,644,784)	$(7,500,138)	$-
Total gains	1,046,452	638,639	944,429	2,899,601
Settlements	-	-	-	-
Additions	-	(168,921)	(5,766,703)	(4,770,106)
Transfers	-	-	-	(2,304,561	)(1)
Ending balance	$(12,322,412)	$(4,175,066)	$(12,322,412)	$(4,175,066)

Change in unrealized gains
included in earnings relating
to derivatives still held as of
September 30, 2010 and 2009	$1,046,452	$638,639	$944,429	$2,899,601

(1)
Represents and includes the $2,304,561 cumulative effect change in accounting principle as a result of the Company adopting FASB ASC Topic No. 815 – 40 (formerly EITF 07-5) effective January 1, 2009.  This amount reflects an increase of approximately $654,679 in accumulated deficit from the amount originally reported in the Form 10-Q for the three and nine months ended September 30, 2009, due to a revised calculation of the cumulative effect change in accounting principle.

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

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

Assets and liabilities measured at fair value, in conjunction with the Avante acquisition on March 2, 2010, include:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 2, 2010
Assets: (a)
Accounts receivable	$-	$-	$3,653	$3,653
Prepaid expenses and other current assets	-	-	43,001	43,001
Unproved properties	-	-	9,808,470	9,808,470
Other property and equipment	-	-	48,743	48,743
Goodwill	-	-	5,591,422	5,591,422
Total assets	$-	$-	$15,495,289	$15,495,289

Liabilities: (a)
Accounts payable	$-	$-	$240,445	$240,445
Accrued liabilities	-	-	72,626	72,626
Asset retirement obligation	-	-	187,155	187,155
Total liabilities	$-	$-	$500,226	$500,226

(a)
The Company utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the nine-month period ended September 30, 2010, La Cortez acquired the outstanding stock of Avante Colombia through the issuance of 10,285,819 shares of common stock with a fair value of $15,285,000. The inputs used by management for the fair value measurements of this stock include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

LA CORTEZ ENERGY, INC.
Notes to Condensed Consolidated Statements
(Unaudited)

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

(11)   Restatement of Consolidated Financial Statements

As of November 12, 2010, management of the Company determined that an inaccurate method was used to value the derivative warrant instruments on its previously filed condensed consolidated financial statements contained in the Company's Quarterly Report on Form 10-Q as of, and for the three and nine month periods ended, September 30, 2009.  Previously, the Black-Scholes model was used to value these warrants.  Management determined that a probability-weighted scenario analysis model should have been used. That model has been adopted for the valuation of derivative warrant instruments and has been applied retroactively so that the prior period financial statements are comparable to those as of, and for the three and nine month periods ended, September 30, 2010, contained in this Quarterly Report. The differences between the results of the valuation of our derivative warrant instruments when comparing the Black-Scholes model to a probability-weighted scenario analysis model for the nine months ended September 30, 2009 was mainly due to the revaluation of  the Company’s June 2009  PPO warrants which occurred during the quarter ended June 30, 2009.  Furthermore, the differences between the results of the valuation of our derivative warrant instruments when comparing the Black-Scholes model to a probability-weighted scenario analysis model for the three months ended March 31, 2009, were not material.

To reflect these differences in valuations, the Company has restated its condensed consolidated financial statements as of, and for the three and nine month periods ended, September 30, 2009.  As a result of the restatement, the originally reported net loss for three and nine month periods ended September 30, 2009 was decreased by $258,826, or $0.01 per share and $2,050,469, or $0.10 per share, resulting in net (loss) income, as restated, of $(94,926) and $634,725, respectively.  This change in accounting methodology (which has no impact on cash) is consistent with generally accepted accounting principles.

The restatement of these interim condensed consolidated financial statements will not affect the Company’s audited consolidated financial statements as of, and for the year ended, December 31, 2009, as contained in its Annual Report on Form 10-K for the year ended December 31, 2009 (as amended), because the change in valuation models was adopted prior to the end of 2009.

The following table reflects the impact of the above restatements on the Company’s condensed consolidated balance sheet, statements of operations, and cash flows as of, and for the three and nine months ended, September 30, 2009.

	September 30, 2009
	As
	Originally
	Reported	Adjustments		Restated
Consolidated Balance Sheet
Derivative warrant instruments (liability)	$3,379,400	$795,666	(a)	$4,175,066
Total current liabilities	3,970,240	795,666		4,765,906
Additional paid-in capital	11,552,017	(2,191,456)	(b)	9,360,561
Accumulated deficit	(4,434,988)	1,395,790	(c)	(3,039,198)
Stockholders' equity	7,141,029	(795,666)		6,345,363

Consolidated Statement of Operations - for the 3 months ended
Unrealized gain on fair value of derivative warrant
instruments, net	$379,813	$258,826	(d)	$638,639
Loss before income taxes	(353,752)	258,826		(94,926)
Net loss	(353,752)	258,826		(94,926)
Basic and diluted loss per share	(0.01)	0.01	(d)	(0.00)

Consolidated Statement of Operations - for the 9 months ended
Unrealized gain on fair value of derivative warrant
instruments, net	$849,132	$2,050,469	(e)	$2,899,601
(Loss) income before income taxes	(1,415,744)	2,050,469		634,725
Net (loss) income	(1,415,744)	2,050,469		634,725
Basic and diluted income (loss) per share	(0.07)	0.10	(e)	0.03

Consolidated Statement of Cash Flows - for the 9 months ended
Net (loss) income	$(1,415,744)	$2,050,469	(e)	$634,725
Unrealized gain on fair value of derivative warrant
instruments, net	(849,132)	(2,050,469)	(e)	$(2,899,601)

(a)
Net adjustment to record the derivative warrant instruments liability balance as of September 30, 2009 as a result of a change in the valuation model used to assess the fair value of the derivative warrant instruments at both the initial valuation date (closing of an offering with attached warrants) and the respective period end date.  The initial entry recorded upon the closing of an offering did not affect the statement of operations as the offset against the derivative warrant instrument liability was to additional paid-in capital.  The initial entry was further affected by an adjustment to increase accumulated deficit as a result of the Company adopting FASB ASC Topic No. 815 – 40 (formerly EITF 07-5) effective January 1, 2009 for the amount of $654,679 from the amount originally reported in the Form 10-Q as of September 30, 2009, due to a revised calculation of the cumulative effect change in accounting principle.

(b)
Net adjustment recorded to additional paid-in capital as a result of the change in valuation models used to assess the fair value of the derivative warrant instruments at both the initial valuation date (closing of offering) and the respective period end date.

(c)
Net adjustment to record a decrease of $2,050,469 to accumulated deficit as a result of the change in valuation models used to assess the fair value of the derivative warrant instruments at both the initial valuation date (closing of offering) and the respective period end date, and an adjustment to increase accumulated deficit as a result of the Company adopting FASB ASC Topic No. 815 – 40 (formerly EITF 07-5) effective January 1, 2009 for the amount of $654,679 from the amount originally reported in the Form 10-Q for the three and nine months ended September 30, 2009, due to a revised calculation of the cumulative effect change in accounting principle.

(d)
Net adjustment to record an increase to the unrealized gain on the fair value of the derivative warrant instruments balance for the three months ended September 30, 2009, as a result of a change in the valuation model used to assess the fair value of the derivative warrant instruments at both the initial valuation date (closing of an offering with attached warrants) and the respective period end date.

(e)
Net adjustment to record the effect to the unrealized gain on the fair value of the derivative warrant instruments balance for the nine months ended September 30, 2009, as a result of a change in the valuation model used to assess the fair value of the derivative warrant instruments at both the initial valuation date (closing of an offering with attached warrants) and the respective period end date.

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

The following discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009.

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

Going Concern

In the course of our development activities, we have sustained losses and expect such losses to continue through at least November 2011.  We expect to finance our operations primarily through our existing cash and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 16, 2010, as amended on April 20, 2010, that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception towards us and the offering terms. In addition, our ability to complete an offering may be dependent on the status of our oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Operational Update

Maranta Block – Mirto Field

As of September 30, 2010, SEC-based proved developed oil reserves in the Mirto field were estimated to be 47,170 barrels.  Emerald Energy Plc. (“Emerald”), the operator of the Maranta Block where we will hold a 20% working interest, completed drilling operations of the Mirto-2 exploratory well on August 15, 2010, after having conducted a sidetrack on the well to a “measured depth” (“MD”) of  11,590 feet. Mirto-2 production tests initiated on September 23, 2010 for a 5-day period on the Villeta U sand had an average production of 29 BOPD and a water cut of 95.9%. The well was put back on an extended production test on October 16, 2010. The workover rig will be used to run cased-hole logs in order to confirm the appropriate perforation positions. This activity has been delayed due to the service rig being used longer than expected by Emerald on a project not associated with the Company.  Emerald plans to have the rig at the Mirto-2 location in approximately three weeks. At that time, the following activities will commence:

•	Production testing will be stopped, and the production string and Electric Submersible Pump (ESP) will be pulled out of the hole;

•	Cased-hole logs will be conducted to verify the location of current perforations; and
•
If the perforations are not in the right location, then current perforations will be sealed and new perforations will be placed in the correct locations. If the perforations are found to be at the correct depth, the Villeta U sand will be isolated and the Villeta N sand will be tested.

On February 4, 2009, La Cortez Colombia signed a joint operating agreement with Emerald with respect to the Maranta Block.  Emerald has submitted a request to Agencia Nacional de Hidrocarburos (“ANH”) to approve the assignment of our 20% participating interest.

The Maranta block covers an area of 90,459 acres (36,608 hectares) in the foreland of the Putumayo Basin in Southwest Colombia.  Emerald’s contract for this block was signed with the ANH on September 12, 2006.

With the drilling of the Mirto-2 well, Phase 3 of the exploration program has been completed. Both Emerald and La Cortez have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both La Cortez and Emerald are required to relinquish 50% of the area of the block, as selected by both parties, and there is the option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activity with the ANH, such as new seismic acquisition or drilling a new exploration well. This is a normal procedure and in accordance with the contracts entered into with the ANH. Both Emerald and La Cortez are currently evaluating the exploration potential of the block to determine a course of action and the alternatives regarding the area to be relinquished.

Putumayo-4 Block

Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc. (AIM: PELE), as operator of the block, and La Cortez have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Ministry of the Interior. A total of seven communities were identified, and the consultation process with these communities has been initiated. Several meetings with the communities are taking place in conjunction with the Ministry of the Interior representatives. Based on this information, the layout for the seismic acquisition has also been completed, resulting in a 2D seismic acquisition plan of some 103 km in the north part of the block, where at least two leads have been determined with the reprocessed seismic. Progress continues in the consultation process with local communities in the Putumayo-4 block. It is now expected to initiate acquisition of 105 Km of 2d seismic early in 2011 due to delays in getting the consultation agreements with the different communities in the area, and we will be in a position to drill our first exploration well by the end of the first half of 2011. After evaluating the reprocessed seismic, several leads have been identified, which we will seek to confirm with the new seismic acquisition. We remain optimistic on the potential of this block. Different oil companies have indicated interest in participating in this block.

Under the terms of the contract signed with the ANH, we must complete the acquisition of at least 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.60 million before September 2012, when the 3-year term of Phase I ends.

The Putumayo 4 block covers an extension of 51,333 hectares located in the Putumayo Basin.

Rio de Oro and Puerto Barco Fields

Through our subsidiary, Avante Colombia, as operator of the fields, and with our joint venture partner Vetra Exploración y Producción S.A., we continue to conduct social activities in the area covering Rio de Oro and Puerto Barco fields, and we have completed a plan to re-initiate production operations on the Puerto Barco field during the first quarter of 2011. This plan includes conducting workover activities in some of the existing wells, not only to determine the mechanical conditions, but also to gather geological information. In addition, the plan includes the upgrading of the production facilities as well as the access road.  Old seismic have been reprocessed and is being evaluated.  We have completed our technical evaluation in the Rio de Oro and Puerto Barco fields. We have also completed the program to re-initiate the Puerto Barco field early next year in conjunction with our joint venture partner Vetra Exploracion  y Produccion S.A. We have met with representatives from the local communities and with several local and regional government officials, and have performed a detailed evaluation of the current road conditions, which will allow us to determine cost and timing for the necessary road improvements.

Restatement of Prior Results

As of November 12, 2010, our management determined that an inaccurate valuation method was used to value the derivative warrant instruments on our previously filed condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q as of, and for the three and nine month periods ended, September 30, 2009. Previously, the Black-Scholes model was used to value these warrants. Management determined that a probability-weighted scenario analysis model should have been used. That model has been adopted for the valuation of derivative warrant instruments and has been applied retroactively so that the prior period financial statements are comparable to those as of, and for the three and nine month periods ended, September 30, 2010, contained in this Quarterly Report. The differences between the results of the valuation of our derivative warrant instruments when comparing the Black-Scholes model to a probability-weighted scenario analysis model for the nine months ended September 30, 2009 was mainly due to the revaluation of  our June 2009  PPO warrants which occurred during the quarter ended June 30, 2009.  Furthermore, the differences between the results of the valuation of our derivative warrant instruments when comparing the Black-Scholes model to a probability-weighted scenario analysis model for the three months ended March 31, 2009, were not material.

To reflect these differences in valuations, we have restated our consolidated financial statements as of, and for the three and nine month periods ended, September 30, 2009. As a result of the restatement, the originally reported net loss for three and nine month periods ended September 30, 2009 was decreased by approximately $259,000 or $0.01 per share and $2,050,000, or $0.10 per share, resulting in net income (loss), as restated, of $(94,926) and $634,725, respectively. This change in accounting methodology (which has no impact on cash) is consistent with generally accepted accounting principles.

This change in accounting methodology will have no effect on our audited consolidated financial statements as of, and for the year ended, December 31, 2009, as contained in our Annual Report on Form 10-K for the year ended December 31, 2009, because the change in valuation models was adopted prior to the end of 2009.

Results of Operations

We are an international, early stage exploration and production company and have generated very limited operating revenues to date.

Three Months Ended September 30, 2010, Compared with Three Months Ended September 30, 2009

A summary of our results for the three month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Percentage Increase /
	2010	2009	(Decrease)
		(Restated)
Revenues	$251,266	$-	n/a
Costs and expenses	(1,604,795)	(754,804)	112.6%
Non-operating income, net	1,063,807	659,878	61.2%
Income tax expense	(39,757)	-	n/a
Net loss	$(329,479)	$(94,926)	247.1%

Revenues

We earned oil and gas revenues of $251,266 for the three months ended September 30, 2010, compared to $-0- for the three months ended September 30, 2009.  These revenues were derived from the commencement of our production operations in the Mirto-1 well, which started during the fourth quarter of 2009.

Costs and Expenses

Our operating costs and expenses for the three months ended September 30, 2010 and 2009, consisted of the following:

	Three Months Ended September 30,		Percentage Increase /
	2010	2009	(Decrease)
		(Restated)
Operating costs	$281,309	$-	n/a
Depreciation, depletion, accretion and amortization	87,607	16,405	434.0%
Impairment expense	-	-	n/a
General and administrative	1,235,879	738,399	67.4%
Total	$1, 604,795	$754,804	112.6%

Operating costs

Our operating costs for the three months ended September 30, 2010, which pertain to our costs incurred in production activities for the Mirto-1 well, which began producing during the fourth quarter of 2009, amounted to $281,309.  We incurred no such costs during the three months ended September 30, 2009.

Depreciation, Depletion, Accretion, Amortization, and Impairment Expenses

The increase in our depreciation, depletion, accretion, amortization and impairment expenses for the three months ended September 30, 2010 as compared to 2009 was mainly due to the depletion expense on proved oil properties and depreciation of other property and equipment recognized for the three months ended September 30, 2010 amounting to $87,427. We held no proved reserves prior to late 2009.

General and Administrative Expenses

We incurred total general and administrative expenses of $1,235,879 for the three months ended September 30, 2010 compared to $738,399 for the three months ended September 30, 2009. This was primarily due to an increase in payroll expenses to $415,537 in the 2010 period from $406,039 in the three months ended September 30, 2009; an increase in professional fees to $600,374 for the three months ended September 30, 2010 from $194,357 for the three months ended September 30, 2009; an increase in travel expense to $48,742 for the three months ended September 30, 2010 from $21,683 for the comparable period of 2009; an increase in rent expense to $32,621 for the three months ended September 30, 2010 from $28,154 for the comparable period of 2009; and an increase in other expenses to $138,605 for the three months ended September 30, 2010 from $88,106 for the 2009 period.  In particular, increase in professional fees and other general and administrative expenses during the third quarter of 2010 as compared to the same period in 2009  is primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations and expenses in relation to the Avante acquisition.

Non-operating Income, Net

Net non-operating income for the three months ended September 30, 2010, was $1,063,807, compared to net non-operating income of $659,878 for the three months ended September 30, 2009. During the three months ended September 30, 2010, we recognized an unrealized gain from the decrease in the fair value of derivative warrant instruments liability of $1,046,452 compared to an unrealized gain of $638,639 during the three months ended September 30, 2009.

Net Loss

Our net loss for the three months ended September 30, 2010 was $329,479 compared to a net loss of $94,926 for the three months ended September 30, 2009.  The increase is mainly due to an increase in our operating costs to $281,309 for the three months ended September 30, 2010 from $0 in the same period of 2009; and an increase in general and administrative expenses to $1,235,879 in the 2010 period from $738,399 in the 2009 period.  These factors were partially offset by an increase of $251,266 in oil revenues in the 2010 period compared to $0 in the 2009 period and an increase in our net unrealized gain on fair value of derivative warrant instruments to $1,046,452 in the 2010 period from an unrealized gain of $638,639 in the 2009 period.

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

Adjusted EBITDA for the three months ended September 30, 2010 and 2009 is calculated as follows:

	Three months ended September 30,
	2010	2009
		(Restated)
Net loss	$(329,479)	$(94,926)
Adjustments:
Depreciation, depletion, accretion and amortization	87,607	16,405
Impairment of oil properties	-	-
Unrealized gain on fair value of derivative warrant instruments, net	(1,046,452)	(638,639)
Interest income	(17,355)	(21,239)
Adjusted EBITDA	$(1,305,679)	$(738,399)

Adjusted EBITDA for the three months ended September 30, 2010 was a loss of $1.3 million, compared to a loss of $0.7 million for the three months ended September 30, 2009.  The increase in the loss was primarily caused by operating expenses incurred during the three months ended September 30, 2010 related to the commencement of oil production in the fourth quarter of 2009 and the legal and consulting fees related to the Avante acquisition.

Nine months Ended September 30, 2010, Compared with Nine months Ended September 30, 2009

A summary of our results for the nine month periods ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30,		Percentage Increase /
	2010	2009	(Decrease)
		(Restated)
Revenues	$417,540	$-	n/a
Costs and expenses	(5,485,711)	(2,306,785)	137.8%
Non-operating income, net	994,607	2,941,510	(66.2)%
Income tax expense	(39,757)	-	n/a
Net (loss) income	$(4,113,321)	$634,725	(748.0)%

Revenues

We earned oil and gas revenues of $417,540 for the nine months ended September 30, 2010, compared to $-0- for the nine months ended September 30, 2009.  These revenues were derived from the commencement of our production operations in the Mirto-1 well, which started during the fourth quarter of 2009.

Costs and Expenses

Our operating costs and expenses for the nine months ended September 30, 2010 and 2009, consisted of the following:

	Nine Months Ended September 30,		Percentage Increase /
	2010	2009	(Decrease)
		(Restated)
Operating costs	$1,124,563	$-	n/a
Depreciation, depletion, accretion and amortization	181,582	44,338	309.5%
Impairment expense	273,318	-	n/a
General and administrative	3,906,248	2,262,447	72.7%
Total	$5,485,711	$2,306,785	137.8%

Operating costs

Our operating costs for the nine months ended September 30, 2010, which pertain to our costs incurred in production activities for the Mirto-1 well, which began producing during the fourth quarter of 2009, amounted to $1,124,563.  We incurred no such costs during the nine months ended September 30, 2009.  Our operating costs during the second quarter of 2010 included significant costs to work over the Mirto-1 well which were not capitalizable.

Depreciation, Depletion, Accretion, Amortization, and Impairment Expenses

The increase in our depreciation, depletion, accretion, amortization and impairment expenses for the nine months ended September 30, 2010 as compared to 2009 was mainly due to the impairment expense and depletion expense on proved oil properties and depreciation of other property and equipment recognized for the nine months ended September 30, 2010, amounting to $273,318 and $181,072, respectively. We held no proved reserves prior to late 2009.

General and Administrative Expenses

We incurred total general and administrative expenses of $3,906,248 for the nine months ended September 30, 2010 compared to $2,262,447 for the nine months ended September 30, 2009. This was primarily due to an increase in payroll expenses to $1,307,001 in the 2010 period from $1,195,800 in the nine months ended September 30, 2009; an increase in professional fees to $1,996,342 for the nine months ended September 30, 2010 from $695,812 for the nine months ended September 30, 2009; an increase in travel expenses to $124,231 for the nine months ended September 30, 2010 from $99,142 for the nine months ended September 30, 2009; an increase in rent expense to $92,350 for the nine months ended September 30, 2010 from $74,791 for the comparable period of 2009; and an increase in other expenses to $386,324 for the nine months ended September 30, 2010 from $196,902 for the 2009 period.  In particular, the increase in our payroll expenses is due to the increase in the average number of employees during the nine month period of 2010 as compared to the average number of employees during the same period in 2009, and the increase in professional fees and other general and administrative expenses during the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations and expenses in relation to the Avante acquisition.

Non-operating Income, Net

Net non-operating income for the nine months ended September 30, 2010, was $994,607 compared to net non-operating income of $2,941,510 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we recognized an unrealized gain from the decrease in the fair value of derivative warrant instruments liability of $944,429 compared to an unrealized gain of $2,899,601 during the nine months ended September 30, 2009.

Net (Loss) Income

Our net loss for the nine months ended September 30, 2010 was ($4,113,321) compared to a net income of $634,725 for the nine months ended September 30, 2009.  The increase is mainly due to an increase in our operating costs to $1,124,563 for the nine months ended September 30, 2010 from $0 in the same period of 2009, an increase in general and administrative expenses to $3,906,248 in the 2010 period from $2,262,447 in the 2009 period, and a decrease in our net unrealized gain on fair value of derivative warrant instruments to $944,429 in the 2010 period from an unrealized gain of $2,899,601 in the 2009 period.  These factors were partially offset by an increase of $417,540 in oil revenues in the 2010 period compared to $0 in the 2009 period.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2010 and 2009 is calculated as follows:

	Nine months ended September 30,
	2010	2009
		(Restated)
Net (loss) income	$(4,113,321)	$634,725
Adjustments:
Depreciation, depletion and amortization	181,582	44,338
Impairment of oil properties	273,318	-
Unrealized gain on fair value of derivative warrant instruments, net	(944,429)	(2,899,601)
Interest income	(50,178)	(41,909)
Adjusted EBITDA	$(4,653,028)	$(2,262,447)

Adjusted EBITDA for the nine months ended September 30, 2010 was a loss of $4.7 million, compared to a loss of $2.3 million for the nine months ended September 30, 2009.  The increase in the loss was primarily caused by operating expenses incurred during the nine months ended September 30, 2010 related to the commencement of oil production in the fourth quarter of 2009, the legal and consulting fees related to the Avante acquisition, and the workover expenses incurred on the Mirto-1 well.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of September 30, 2010, was $10,907,471 compared to $2,376,585 as of December 31, 2009.  This increase was due to $15.33 million in gross proceeds from sales of common stock and warrants in private placements offset by offering costs, $5.0 million of gross proceeds arising from Avante’s purchase of our common stock, and cash used in operations during this period of $5,621,239.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.

For further discussion on going concern, please see Overview and Going Concern section above.

We have entered into a memorandum of understanding and joint operating agreement with Petronorte for the Putumayo-4 Block and a farm-in agreement and joint operating agreement with Emerald for the Maranta Block.

In November 2009, we deposited $2.67 million into a trust account as our portion of the ANH-required performance guarantee under Petronorte’s E&P contract, which funds we will not be able to be used for other corporate purposes during the life of the guarantee.

In accordance with the terms of the Emerald farm-in agreement, we paid $1.41 million to Emerald on January 7, 2010, consisting of exploration costs associated with the Mirto-1 well, as well as certain 3D seismic and facilities costs.  On February 5, 2010, we paid an additional $234,553 to Emerald for a portion of the final exploration costs of the Mirto-1 well.  On April 12, 2010, the Company paid an additional $461,000 related to Mirto-1 well costs and Mirto well production and development costs. On May 10, 2010, the Company paid $82,000 pertaining to costs related to the Agapanto well, as well as certain 3D seismic and facilities costs. In June 2010 and July 2010, the Company paid $932,000 (which includes $107,800 of workover costs for the Mirto-1 well) and $287,000, respectively, covering additional exploration costs related to the Mirto wells. In August and September 2010, the Company paid $493,000 and $884,000, respectively, for Mirto-2 and Agapanto well costs and additional exploratory costs on the Mirto wells.  On October 19, 2010, the Company paid $162,000 for Mirto-2 and Agapanto well costs.

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

We are currently utilizing cash of approximately $625,000 per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  We expect this rate of cash utilization to increase over the next twelve months.

Over the next twelve months, we expect to use approximately $6.4 million in order to bear our share of commitments with respect to the Putumayo 4 Block, related to Phase 1 seismic acquisition, permitting activities and exploration activities (although we have until August 2012 to complete the work).

In addition, to carry out our proposed activities over the next twelve months on Avante Colombia’s projects, we would require up to $1.1 million on Puerto Barco, related to additional seismic road and facilities upgrading and existing well workovers.

Additional investment over the next twelve months in the Maranta Block will be determined once further information on the Mirto-2 well is acquired and evaluated, as discussed above.

In addition, over the next 12 months, we expect to require up to an additional $4.5 million for general working capital to continue to execute our business plan and build our operations.

Since costs on certain of our projects are calculated in foreign currencies, changes in exchange rates, among other things, could cause our capital commitments in US dollars to differ materially from the amounts that we have budgeted.

In the course of our development activities, we have sustained losses and expect such losses to continue through at least November 2011.  We expect to finance our operations primarily through our existing cash and any future financing.  Note 2 to the audited consolidated financial statements contained in the 2009 Form 10-K reported that as of the date of the filing of the 2009 Form 10-K on April 16, 2010, as amended on April 20, 2010, there existed substantial doubt about our ability to continue as a going concern, and the Report of Independent Registered Public Accounting Firm included in our 2009 Form 10-K included an explanatory paragraph with respect thereto.

After May 2011 we will need to obtain additional capital for such purposes.  In order to obtain capital, we may need to sell additional shares of our equity or debt securities, or borrow funds from private or institutional lenders. Because of the recent problems in the credit markets, steep stock market declines, financial institution failures, government bail-outs, the sharp decline in oil and natural gas prices and our status as an early stage company, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our (i) equity transactions, (ii) financial statement disclosures and (iii) segregation of duties were material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	SEC Report Reference Number	Description

10.1*†		Form of Restricted Stock Unit Agreement for Executive Officers and Directors

31.1*		Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*§		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*§		Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Management contract or compensatory plan.

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

Date: November15, 2010	LA CORTEZ ENERGY, INC.

	By:	/s/ Andres Gutierrez Rivera
Name: Andres Gutierrez Rivera
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Nadine C. Smith
Name: Nadine C. Smith
Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement for Executive Officers and Directors

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1§	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2§	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

§
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.