Form 10-K
period 2010-12-31
La Cortez Energy, Inc.
filed 2011-04-01
CIK 1368964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended: December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

On June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, 29,761,175 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $55,058,174, based on the last sale price of $1.85 per share of the common stock on that date.  For this purpose, shares of common stock beneficially owned by each executive officer and director of the registrant, and each person known to the registrant to be the beneficial owner of 10% or more of the common stock then outstanding, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2011, there were 46,240,910 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, and although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation those discussed in the sections of this Annual Report titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those set forth below:

•	Changes in the political and regulatory environment and in business and fiscal conditions in South America, and in Colombia and Peru in particular;

•	Our ability to attract and retain management and field personnel with experience in oil and gas exploration and production;

•	Our ability to identify corporate acquisition, farm-in and/or joint venture opportunities in the energy sector in Colombia and Peru;

•	Our ability to successfully operate, or influence the operator of, exploration and production blocks where we have participation interests, in a cost effective and efficient way;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition;

•	Changes and volatility in oil and gas pricing; and

•	General economic conditions.

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

Overview of Our Business

We are an international, early-stage oil and gas exploration and production company focusing our business in South America. We have established our corporate headquarters in Bogota, Colombia, and have entered into two initial working interest agreements, with Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc. (AIM: PELE), and with Emerald Energy Plc Sucursal Colombia (“Emerald”), a branch of Emerald Energy Plc. (discussed below).  In addition, in March 2010, we acquired all of the outstanding capital stock of Avante Colombia S.à r.l. (“Avante Colombia”) from Avante Petroleum S.A. (“Avante”); Avante Colombia currently has a 50% participation interest in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploración y Producción S.A. (“Vetra”). We continue diligently evaluating additional investment prospects, companies and existing exploration and production opportunities in Colombia, while remaining alert for opportunities in other South American countries.

We are exploring investment opportunities in oil and gas exploration and development as well as in associated infrastructure (e.g., storage tanks, processing facilities and/or pipelines). The scope of our activities in this regard may include, but not be limited to, the acquisition of or assignment of rights to develop exploratory acreage under concessions with government authorities and other private or public exploration and production (“E&P”) companies, the purchase of oil and gas producing properties, farm-in and farm-out opportunities (i.e., the assumption of or assignment of obligations to fund the cost of drilling and development), and/or the purchase of debt or equity in, and/or assets of, existing oil and gas exploration and development companies currently conducting activities in Colombia.

We are currently evaluating ways to optimize our corporate structure in each jurisdiction where we conduct business and intend to develop our business, in order to comply with local regulations while optimizing our tax, legal and operational flexibility. To this end, we have established corporate headquarters in Colombia, where our initial business ventures have been focused.

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

Global Recession, Volatility and Crude Oil Prices

Aside from operational and regulatory issues that affect E&P companies, every major market has been affected by the recent global recession and volatility over the past three years. The energy sector is no exception. West Texas Intermediate (“WTI”) crude prices, the standard oil benchmark for the western hemisphere, tumbled from over $140 per barrel in mid 2008 to less than $40 per barrel in early 2009, before rebounding. The lower price threshold made many previously economically viable opportunities less feasible.   More recently, civil unrest and armed conflict in North Africa and the Middle East have driven oil prices sharply higher than the $75 to $90 that prevailed through most of 2010, to as much as $105 per barrel. Furthermore, the volatility in crude oil prices increases the risks involved. We cannot be sure that the projections we use in evaluating investment opportunities will be valid and in effect as conditions in the oil markets rapidly change. We compensate for this uncertainty by increasing the range of values for our assumptions and by working with numerous sensitivities that might be in line with the situation in the marketplace.

One-Year Daily Spot Price of WTI FOB Cushing, OK (U.S. Dollars per Barrel)*

*           Source: U.S. Energy Information Administration

Twenty-Year Monthly Spot Price of WTI FOB Cushing, OK (U.S. Dollars per Barrel)*

*     Source: U.S. Energy Information Administration

Inflation Indexed Monthly Average U.S. Imported Crude Oil Price, January 1974 – February 2011*

Monthly Imported Crude Oil Price
Dollars per
140
120
100
80
60
40
20
0
Forecast
Real Price (Feb 2011 $)
Nominal
Jan 1974
Jan 1976
Jan 1978
Jan 1980
Jan 1982
Jan 1984
Jan 1986
Jan 1988
Jan 1990
Jan 1992
Jan 1994
Jan 1996
Jan 1998
Jan 2000
Jan 2002
Jan 2004
Jan 2006
Jan 2008
Jan 2010
Jan 2012
eia
U.S. Energy Information Administration

*     Source: U.S. Energy information Administration

The availability of financing alternatives in the equity and debt capital markets, the most common financing vehicles for E&P companies like ours, has rebounded from the levels seen in 2008 and 2009, when it had virtually disappeared. Financing is now more accessible to companies that have demonstrated sound managerial and technical capacity. Companies that are able to secure financing from existing and financially sound investor bases are in a position to take advantage of current business opportunities.

New Opportunities for Smaller Companies

In today’s energy market, there are significant opportunities for smaller companies. The greatest opportunity exists in countries where small-scale resource opportunities have been overlooked or have been considered immaterial or uneconomic by medium to larger companies, and/or where local governments are promoting the development of small reservoirs to increase production to satisfy internal demand as well as export needs.  To accomplish this governmental purpose, certain of the regional governing bodies have modified their oil and gas E&P contracting terms and conditions making them more attractive for the oil industry in general, and in some cases, for smaller companies as well.

Business Plan and Strategic Outlook

We plan to build a successful oil and gas exploration and production company focused in select countries in South America.  We have concentrated our initial efforts in Colombia, where, we believe, good E&P opportunities exist with straightforward oil and gas contracting terms and conditions.  At a later stage, we will turn to other opportunities in other regional countries if we deem the relevant considerations (see list of factors below) to merit our investment. Within the spectrum of the oil and gas business, we plan to focus on a blend between exploration and production of hydrocarbons through a variety of transactions. Our initial plan is to acquire oil and gas production and to start building a reserves base.

An integral part of our strategy has been to focus on building a competent and professional management and operations team that will enable us to successfully carry out our business plan. We have hired experienced personnel including technical specialists (e.g., geologists, geophysicists and petroleum engineers, as required by the scope of our operations), administrators, financial experts and functional specialists in fields such as environment and community relations, to encompass the different areas that are critical to our business. Because the focus of our business is in South America, the majority of our staff has been hired locally and resides in the region, which is consistent with our business plan and provides a significant competitive advantage in the region.

We are motivating our employees through a positive, team oriented work environment and an incentive stock ownership plan. We believe that employee ownership, which is encouraged through our Amended and Restated 2008 Equity Incentive Plan, is essential for attracting, retaining and motivating qualified personnel.

We have established a time-line for our expansion into new geographies to avoid overextending our reach and to focus on immediate prospects. We have initially concentrated our efforts in Colombia and are looking at Peru as a potential next target. Both countries have similar E&P contract terms and conditions as well as business opportunities that are appropriate for a small, early stage company such as La Cortez Energy. Our secondary and subsequent development phases will focus on exploration and production opportunities in other South American countries as we explore investment opportunities in these locales. We plan to adhere to this time-line, but reserve the option to be flexible if the right investment opportunity presents itself.

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

We will continue to pursue joint ventures and/or farm-in exploration ventures with limited risk, in areas where nearby oil discoveries have been found.

Phased Approach

•
Phase 1 – We are concentrating our initial efforts in Colombia where opportunities as well as operating terms and conditions are perceived in the industry to be appropriate for small, early stage oil and gas E&P companies. In these markets are pursuing:

–	Acquisitions of established oil and gas exploration and production fields and/or companies, which will enable us to establish base production with upside potential;
–	Joint ventures and/or farm-in exploration projects with up to a 20% to 50% maximum participation interest; and
–	Participation in bidding processes for property operator opportunities, in conjunction with established E&P companies or independently, if allowed under local regulations.

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
o
Partnering with other established oil and gas companies will allow us to access certain government concession rounds, benefit from technical and market expertise from our potential partners and provide liquidity to those partners.

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

Through the establishment of relevant committees (Audit, Nominating and Corporate Governance, Compensation and Evaluation and Reserves, to date), the Board of Directors provides an independent view into all of our operations, providing feedback and guidance on the quality of the projects we may invest in.  Additionally, our Board of Directors regularly confers with senior management to help us ensure that all relevant and required controls are in place and operating appropriately. Our Board of Directors serves as a means of confirming the integrity of senior management’s estimates with respect to valuations, reserve estimates and other crucial components of our business.  See Item 10 in this Report for more information on our Board committees and corporate governance structures.

Aside from the functions enumerated above, we believe that our Board of Directors serve as an integral element of our business development efforts. They provide both invaluable insight and access to their business relationships in the region, as well as augment the technical, financial, accounting and other expertise of our management team.

Execution of our Strategy and Recent Developments

In February 2008, Nadine C. Smith was appointed Chairman of our Board of Directors (sometimes referred to hereinafter as the “Board”). Ms. Smith was also appointed Interim Chief Financial Officer and Vice President at that time.  Ms. Smith most recently served as a director of another publicly traded oil and gas exploration and production company, Gran Tierra Energy, Inc. (“Gran Tierra”), which also operates in South America.

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

On June 1, 2008, Andrés Gutierrez Rivera became our President and Chief Executive Officer and a member of our Board of Directors. Mr. Gutierrez previously served as the senior executive officer of Lewis Energy Colombia Inc. and a vice president of Hocol, S.A.  Both of these companies operate in the oil and gas sector in South America.

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

In December 2009, January 2010, March 2010 and April 2010, we closed on a private placement offering of units.  Each unit was sold at a price of $1.75 and consisted of (i) one share of our common stock, and (ii) a warrant representing the right to purchase one-half (1/2) of one share of our common stock, for a period of three years at an exercise price of $3.00 per whole share.   On December 29, 2009, we closed on the sale of 1,428,571 Private Placing Offering (“PPO”) Units (as defined below) in a private placement offering for gross proceeds of $2.5 million; on January 29, 2010, we closed on the sale of 571,428 PPO Units in our PPO, for gross proceeds of $1.0 million; and on March 2, 2010, we closed on the sale of 857,144 in our PPO, for gross proceeds of $1.5 million. On April 19, 2010, we conducted the fourth and final closing of our PPO for an additional 5,905,121 PPO Units, for gross proceeds of $10.33 million. In the aggregate, in all four closings of the PPO, we sold 8,762,264 PPO Units, consisting of an aggregate of 8,762,264 shares of our common stock and warrants to purchase an aggregate of 4,381,138 shares of our common stock, for total gross proceeds of $15.33 million.

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

(The foregoing discussion does not include warrants issued to brokers and finders as compensation in connection with certain of the offerings.)

 The funds raised in the private unit offerings (net of offering expenses) have been used to build our administrative and operations infrastructure and to invest in initial oil and gas development projects in Colombia.  In addition, we have taken the following steps to ramp-up growth and development:

•
Added the following independent directors to our Board of Directors: Jaime Ruiz Llano, a former Colombian senator and a member of the Board of Directors of the World Bank; Jaime Navas Gaona, an experienced oil industry executive; Richard G. Stevens, an “audit committee financial expert”; and José Fernando Montoya Carrillo, a 27-year veteran of the oil industry in South America and former President of Hocol, S.A;

•	Established a wholly owned subsidiary in the Cayman Islands, La Cortez Energy Colombia, Inc., to own our operating branch in Colombia;

•	Established, organized, and staffed our corporate headquarters in Bogotá, Colombia;

•	Redomiciliated Avante Colombia S.a.r.l from Luxembourg to Cayman Islands and changed its name to Avante Colombia, Inc.;

•	Hired an Exploration Manager, Carlos Lombo, and administrative personnel;

•	Signed a memorandum of understanding and joint operating agreement with one oil and gas exploration and production company in Colombia and a farm-in agreement with another, as further discussed below;

•	Acquired a privately-held company that is the operator of, and owner of a 50% participation interest in, two production contracts with Ecopetrol S.A. in Colombia, as further discussed below; and

•	Have been diligently working to identify, evaluate and finalize our participation in other potential oil and gas investment opportunities in Colombia.

Additionally, in the coming months, we expect to:

•
Hire a Chief Financial Officer, which we hope to complete in the second quarter of 2011, additional geologists, a Business Development Manager and a Production and Operations Manager, who will be the replacement of our production and operations manager who resigned at the end of January 2011,  to form a strong technical team;

•
Enter into one or more additional agreements to acquire oil and gas exploration and/or production rights in Colombia. (Although we have not yet finalized decisions to pursue any  particular opportunity, we are in the advanced stages of identifying and evaluating a number of potential prospects.)

Putumayo 4 Block

The Putumayo 4 Block is an exploration Block with no revenues or proven reserves at present. On December 22, 2008, we entered into a memorandum of understanding with Petronorte that entitles us to a 50% net working interest in the Putumayo 4 Block located in the south of Colombia.  We executed a related joint operating agreement with Petronorte on October 14, 2009, effective as of February 23, 2009.

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

The Putumayo 4 Block covers an area of 126,845 acres (51,333 hectares) located in the Putumayo Basin in southern Colombia and has over 1,000 km of pre-existing 2D seismic through which we and Petronorte have identified promising leads. We and Petronorte have reprocessed relevant seismic information that confirmed our initial evaluation of seven potential leads. During this initial stage, we and Petronorte have completed identification of the number of indigenous people and communities in the area, along with representatives from the Ministry of the Interior. A total of seven communities were identified, and the consultation process with these communities has been initiated. Several meetings with the communities are taking place in conjunction with the Ministry of the Interior representatives. Based on this information, the layout for the seismic acquisition has also been completed, resulting in a 2D seismic acquisition plan of some 105 km in the north part of the block, where at least two leads have been determined with the reprocessed seismic. During 2010, we reprocessed approximately 1,000 km of 2D seismic covering the Putumayo-4 Block.  The reprocessed seismic identified a total of seven leads located in both the northern and southern portions of the block.  During 2011, we plan two seismic acquisition campaigns. We expect to shoot the first seismic campaign in second half of 2011, and the second in 2012, upon completion of the consultation process with local communities. The consultation process has been suspended since December 2010 because  no representative from the Colombian Ministry of Interior was available. The consultation process will be re-initiated in May or June 2011, when the Colombian Ministry of Interior is expected to renew an agreement with the ANH to provide an official consultant to the consultation process. This initial seismic phase will involve acquisition of 105 Km of 2D seismic.

Results from the seismic acquisition will permit us to finalize the drill location for the first exploration well.  Subject to completion of permitting and civil works at the drill-site, we, together with Petronorte anticipate spudding the first Putumayo-4 exploration well by the end of 2011 or during the first quarter of 2012.  We, together with Petronorte, remain optimistic on the potential of this block, and we have recently been approached by several parties with a potential interest in partnering with us on future exploration and development at Putumayo-4.

Petronorte has filed a request with the ANH for the assignment of the 50% working interest in the Putumayo-4 block to La Cortez and is obligated to assist La Cortez in obtaining assignment of its working interest from the ANH through reasonable means.

Under the terms of the contract signed with the ANH, we must complete the acquisition of at least 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.6 million before August 25, 2012, when the 3-year term of Phase I ends. The E&P contract will consist of two three-year exploration phases and a twenty-four year production phase.

As criteria for awarding blocks in the 2008 Mini Round, the ANH considered proposed additional work commitments, comprised of capital expenditures and an additional production revenue payment after royalties, called the “X Factor.”  We and Petronorte offered to invest $1.6 million in additional seismic work in the Putumayo 4 Block and to pay ANH a 1% of net production revenues X Factor.

Under the memorandum of understanding and the joint operating agreement, we will be responsible for fifty percent (50%) of the costs incurred under the E&P contract, entitling us to fifty percent (50%) of the revenues originated from the Putumayo 4 Block, net of royalty and production participation interest payments to the ANH, except that we will be responsible for paying two-thirds (2/3) of the costs originated from the first 103 kilometers of 2D seismic to be performed in the Putumayo 4 Block, in accordance with the expected Phase 1 minimum exploration program under the E&P contract. If a prospective Phase 1 well in a prospect in the Putumayo 4 Block proves productive, Petronorte will reimburse us for its share of these seismic costs paid by us (one-sixth (1/6)) with their revenues from production from the Putumayo 4 Block.  We expect that our capital commitments to Petronorte will be approximately $5.7 million in 2011 for Phase 1 seismic reprocessing, seismic acquisition and permitting activities.

Petronorte submitted a request to the ANH to have our 50% interest in the E&P contract officially assigned to us and will assist us in obtaining such assignment through reasonable means. The ANH has requested that La Cortez supply our 2010 audited financial statements to them for review on or before April 15, 2011, which we anticipate to be the final step in the approval process.

Maranta Block

The Maranta Block was our original entry into our oil and gas business, and all revenue and proved reserves from inception through December 31, 2010 are associated with this block. On February 6, 2009, La Cortez Energy Colombia, Inc., our wholly owned Cayman Islands operating subsidiary (“La Cortez Colombia”), entered into a farm-in agreement with Emerald for a 20% participating interest in the Maranta E&P block in the Putumayo Basin in Southwest Colombia.

Emerald signed an E&P contract for the Maranta Block with the ANH on September 12, 2006.  La Cortez Colombia executed a joint operating agreement with Emerald with respect to the Maranta Block on February 4, 2010, having met its Phase 1 and Phase 2 (drilling and completion of the Mirto-1 exploratory well) payment obligations described below.  Under the farm-in agreement and the joint operating agreement, Emerald will remain the operator for the block.  If the ANH does not approve the assignment of this participating interest to us, we, together with Emerald, have agreed to use our best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the farm-in agreement and the joint operating agreement, that shall privately govern the relations between the parties with respect to the Maranta Block and which will not require ANH approval.

The Maranta Block covers an area of 90,459 acres (36,608 hectares) in the foreland of the Putumayo Basin in southwest Colombia. Emerald completed the first phase exploratory program for the Maranta Block by acquiring 71 square kilometers of new 2D seismic and reprocessing 40 square kilometers of existing 2D seismic, identifying several promising prospects and leads. Emerald identified the Mirto prospect, namely the Mirto-1 well, as the first exploratory well in the Maranta Block.  The Maranta Block is adjacent to Gran Tierra’s Chaza block and close to both the Orito and Santana crude oil receiving stations, allowing transportation by truck directly to either station (depending on going rates and capacity), and consequently tying into the pipeline to Colombia’s Pacific Ocean port at Tumaco.

As consideration for its 20% participating interest, we reimbursed Emerald $0.948 million of its Phase 1 sunk costs.  This amount was paid to Emerald in February 2009.  Additionally, we have borne 65% of the Maranta Block Phase 2 costs, of which the “dry hole” costs1 were $4.875 million, $2.433 million of which we paid to Emerald in February 2009.  We made additional Phase 2 payments to Emerald in the amount of $2.433 million and $1.2285 million in May 2009 and July 2009, respectively.  We also paid Emerald a cash call of $0.2433 million in August 2009 for overhead costs.  On January 7, 2010, we paid an additional $1.41 million to Emerald, to cover exploration costs associated with the Mirto-1 well, as well as certain 3D seismic and facilities costs.  On February 5, 2010, we paid an additional $234,553 to Emerald for our share of the final exploration costs of the Mirto-1 well. On April 12, 2010, we paid an additional $461,000 related to Mirto-1 well costs and Mirto well production and development costs. On May 10, 2010, we paid $82,000 pertaining to costs related to the Agapanto well, as well as certain 3D seismic and facilities costs. In June 2010 and July 2010, we paid $932,000 (which includes $107,800 of workover costs for the Mirto-1 well) and $287,000, respectively, covering additional exploration costs related to the Mirto wells. In August and September 2010, we paid $493,000 and $884,000, respectively, for Mirto-2 and Agapanto well costs and additional exploratory costs on the Mirto wells.  On October 19, 2010, we paid $162,000 for Mirto-2 and Agapanto well costs. On November 18, 2010, the Company paid $509,000 for Mirto-2 and Agapanto well costs, and reimbursement of $109,000 of Mirto 1 well.  On December 21, 2010, we paid cash call from Emerald of $734,000 to cover work executed on the Mirto-2 well, for initial civil works for the Agapanto well as well as for production facilities and well workovers.

Emerald reached the intended total depth of 11,578 feet on the Mirto-1 exploration well in July 2009, with oil and gas shows recorded across the four target reservoirs.  Following the completion of operations in the Mirto-1 well, the drilling rig was released from the location. On July 23, 2009, based on the preliminary results of the drilling of the Mirto-1 well, we decided to participate with Emerald in the completion and evaluation of Mirto-1.  In accordance with the terms of the farm-in agreement, we have borne 65% ($1.2285 million) of the currently estimated $1.8 million Mirto-1 completion costs.  We made this $1.2285 million payment to Emerald on July 27, 2009.   Additional Phase 2 costs were paid by us as needed, following cash calls by Emerald, as follows: $948,044 for seismic on the Mirto-1 well (equivalent to 60% share) and $7,440,354 for drilling cost  on the Mirto-1 well (equivalent to 65% share), totaling $8,388,398.  With Phase 2 work completed, we will pay 20% of all subsequent costs related to the Maranta Block.

During production testing on Mirto-1, the Villeta N sand interval produced an average oil rate of 247 BOPD of 15 degree API oil under artificial lift over a 48 hour period (average water cut of 64%), and the Villeta U sand produced 32 degree API oil at an average rate of 731 BOPD (average water cut of 26%) during the same production test. After an unsuccessful workover attempt to isolate the water production, the Mirto-1 well production decreased to an average rate of 60 bopd exclusively from the U sand with water cut close to 90%.  Subsequently, the Mirto-1 well was shut in on September 27, 2010, due to mechanical problems. A review of the conditions of this well is currently being performed in order to determine potential corrective actions regarding both the Villeta U and Villeta N sands production. These corrective actions will also depend on performance of the results on the Mirto-2 Villeta N sand long production test (discussed below). With the Mirto-1 evaluation results, La Cortez Colombia requested that Emerald file a request with the ANH to have our participating interest in the Maranta Block officially assigned from Emerald to La Cortez Colombia.

1.  Costs of getting to the abandon or complete decision point.

Emerald, as operator of the Maranta Block, decided to enter the exploration commitment in the Maranta Block, which entailed the drilling of an additional exploratory/appraisal well, Mirto-2. We, together with Emerald, acquired about 25 km2 of 3D seismic in the area. Emerald completed drilling operations of the Mirto-2 exploratory well on August 15, 2010, after having conducted a sidetrack on the well to a “measured depth” (“MD”) of 11,590 feet. Mirto-2 production tests initiated on September 23, 2010 for a 5-day period on the Villeta U sand had an average production of 29 BOPD and water cut of 95.9%.  The well was put back on an extended production test from October 16, 2010 until December 10, 2010. During that period, the well produced on average 89.08 bopd gross with an average water cut of 88.4%.
The workover rig was used to run cased-hole logs in order to confirm the appropriate perforation positions. This activity was completed on January 2, 2011, and after N Sand production testing was initiated on January 9, 2011, the well has been on production since then with the following results: Average oil production over the testing period (January 9, 2011 to March 28, 2011) has been 512 bopd Gross (102 bopd net to La Cortez before royalties) with an average Base Sediment and Water (BS&W) of 1.52% over the same period. Total fluids production averaged approximately 530 bopd. The table below summarizes the Mirto Field production and production net.

Cumulative Production Mirto 2
Formation	Date		Total Fluids (bls)	Oil (bls) Gross	Oil (bls) net
Sandstone U	24-Sep-10	31-Dec-10	46,221	5,281	1,056
Sandstone N	09-Jan-11	23-Mar-11	38,558	37,826	7,565
U+N	Total (bbl)		84,779	43,107	8,621

Cumulative Production Mirto Field (Mirto 1 and Mirto 2)
Date		Total Fluids (bls)	Oil (bls) gross	Oil (bls) net
09-Aug-09	23-Mar-11	304,744	88,794	17,759
Total (bbl)		304,744	88,794	17,759

Emerald, as operator of the Block, has received authorization from the Colombian Ministry of Mines to continue production from the well under a long-term test. This period will be used to conduct well pressure testing and to gather other information that will be used to define the potential of this reservoir and to optimize production rates.

With the drilling of the Mirto-2 well, Phase 3 of the exploration program has been completed. Both Emerald and La Cortez have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both La Cortez and Emerald are required to relinquish 50% of the area of the block, as selected by both parties, and there is an option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activities with the ANH, such as new seismic acquisition or drilling a new exploration well. This is a normal procedure and in accordance with the contracts entered into with the ANH.

Emerald has presented to the ANH the area to be relinquished along with the work commitments to be conducted in the remaining area of the Maranta Block.  The work commitment suggested is either new seismic acquisition (120 Km of 2D seismic) or the drilling of an exploration well, which has been accepted by the ANH.

Emerald has filed a request with the ANH for the assignment of the 20% working interest in the Maranta Block to La Cortez. In order to qualify as a contractor with ANH, we have submitted legal, operating, technical and financial information to be reviewed by ANH. Because the financial information requires audited financial statements for the last three years, the ANH granted La Cortez until April 15, 2011 to present the 2010 audited financial statements along with other financial information required.  With the submittal of the audited financial statements, the ANH will initiate the review process for the assignment to La Cortez of the 20% participation interest in the contract. This process may take up to 60 days if no further clarification is requested by the ANH.

Both Emerald and La Cortez believe that based on the testing results from Mirto-2, and despite the mechanical problems encountered in the Mirto-1 well, there could be  sufficient accumulation of hydrocarbons in the area to merit different actions such as the drilling of at least one additional well and/or the acquisition of additional seismic.

Rio de Oro and Puerto Barco Fields

On March 2, 2010, we acquired all of the outstanding capital stock of Avante Colombia, which became our wholly owned subsidiary.  The Rio de Oro and Puerto Barco fields are exploratory projects, the costs of which are currently classified as unproved properties.  As consideration for the acquisition, we issued an aggregate of 10,285,819 shares of our common stock to the Avante shareholders.

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

Under the Puerto Barco production contract, Ecopetrol has a 6% participation on production, Vetra a 47% participation on production and a 50% working interest, and Avante Colombia a 47% participation on production and a 50% working interest, in each case after royalties.  Royalties payable are 20% of audited production. The operator is Avante Colombia. Production on the field began in 1958 and was stopped in July 2008, as a result of insurgent activity.  Total historical production was 811,000 barrels of oil.

Under the Rio de Oro production contract, Ecopetrol has a 12% production participation, Vetra a 44% production participation and a 50% working interest, and Avante Colombia a 44% production participation and a 50% working interest, in each case after royalties.  Royalties payable are 20% of audited production. The operator is Avante Colombia.  Production on the field began in 1950 and was stopped in June 1999, as a result of insurgent activity.  Total historical production was 11.3 million barrels of oil and 27,041 million cubic feet of gas.

In the Rio de Oro field, the remediation of certain historical environmental conditions generated prior to our acquisition will be the responsibility of the previous operators.  In addition to the contractual responsibility of the previous operators for these liabilities, Avante has agreed in the SPA to indemnify us for 50% of any environmental losses we incur, up to a maximum of $2.5 million.

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

Our plans with respect to Avante Colombia’s business depend, among other things, on obtaining an extension of the term of the existing contracts between Avante Colombia and Ecopetrol, which expires in December 2013.  We believe that, in order to negotiate a term extension, we will have to commit to additional investment in the area.  We are actively engaged with Ecopetrol regarding these issues, but there can be no assurance that we will be able to negotiate a term extension with Ecopetrol or to do so on favorable terms.  If we fail to obtain a sufficient extension, or to do so on sufficiently favorable terms, it would have a material adverse effect on our planned operations for Avante Colombia.

Avante Colombia, as operator of the Rio de Oro and Puerto Barco Fields, has completed the technical evaluation of these fields, which is encouraging as to future upside potential.  Avante Colombia has also completed the program to re-initiate the Puerto Barco field in conjunction with our joint venture partner Vetra. We have met with representatives from the local communities and with several local and regional government officials, who we believe are supportive  of the initiatives to reinitiate operations in the fields.

We have been in discussions with Ecopetrol with regard to contract terms and conditions modifications, and we presented to Ecopetrol a proposal to commit to new investment in the area, which is being evaluated at this time.

Avante Colombia has performed a detailed evaluation of the current road conditions, which will allow the company to determine cost and timing for the necessary road improvements.  Our technical evaluation has identified several attractive workover opportunities, and it is anticipated that this will be the focus of our initial activities to re-establish production in the Puerto Barco. Operating conditions in the area remain challenging due to weather, security and infrastructure constraints, so it is difficult to estimate the timing for initiation of future activity; however we expect to reinitiate them in the second quarter of 2011.

Plan of Operation

We plan to use our currently available cash for work programs in our Maranta, Putumayo 4 and Rio de Oro / Puerto Barco blocks, and for corporate transactions and/or acquisitions, as well as for general working capital purposes. The current work program for our Putumayo 4 Block is comprised of the acquisition of an additional 105 kilometers of new 2D seismic in 2011 and, subsequently, the drilling of an exploratory well at the end of 2011.  We have evaluated the reprocessed seismic information, which validated the existence of the seven initial leads we have identified to date, and will redirect our new seismic campaign of 105 km of 2D or equivalent 3D seismic in a more efficient manner. Under Petronorte’s contractual obligations with the ANH, we have until August 23, 2012, to complete Phase 1 commitments comprised of seismic acquisition and the drilling of an exploratory well. A complete evaluation of the project’s impact on the indigenous peoples in the area of the Putumayo 4 Block is also being conducted at this time.

Additionally, while we have no definitive agreements or binding letters of intent in place with respect to any acquisition or strategic transactions, we are actively pursuing new strategic assets and/or corporate acquisition opportunities with the goal of adding production and proven reserves to our current project portfolio. We believe that current local market conditions create the opportunity for entering into corporate transactions and/or acquisitions, and we plan to aggressively execute this strategy during 2011, provided that market conditions remain favorable.

Governmental Regulation

The oil and gas industry in Colombia is broadly regulated. Rights and obligations with regard to exploration, development and production activities are explicit for each project; economics are governed by a royalty/tax regime. Various government approvals are required for acquisitions and transfers of exploration and exploitation rights, including meeting financial, operational, legal and technical qualification criteria.  Oil and gas concessions are typically granted for fixed terms with opportunity for extension.

Colombia

In Colombia, state owned Ecopetrol was formerly responsible for all activities related to the exploration, production, refining, transportation and marketing of oil for export. Historically, all oil and gas exploration and production was governed by agreements granted to local and foreign operators, under Association or Shared Risk Contracts with companies and joint ventures which generally provided Ecopetrol with back-in rights that allowed for Ecopetrol to acquire a working interest share in any commercial discovery by paying its share of the costs for that discovery.  Alternatively, exploration and production of certain areas and of those areas relinquished by operators were operated directly by Ecopetrol.

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

In conjunction with this change, the ANH developed a new exploration risk contract that took effect during the first quarter of 2005. This exploration and production contract has significantly changed the way the industry views Colombia. In place of the earlier Association contracts in which Ecopetrol had a direct co-management of the contract together with the associate and an immediate back-in to production, the new ANH agreement provides full risk/reward benefits for the contractor. Under the terms of the contract, the E&P operator retains the rights to all reserves, production and income from any new exploration block, subject to an existing royalty (variable royalty from 8% to 25% depending upon daily production rates) and an additional royalty for the ANH, payable beginning when total production reaches 5 million barrels.

E&P companies have to comply with certain minimum requirements (legal, operational, financial, and technical) to become eligible to be granted an ANH Exploration and Production contract. Companies can also apply for Technical Evaluation Agreements (TEA).  Domiciled and non-domiciled oil companies may participate in the various bidding rounds for E&P contracts on and offshore in Colombia. In a bidding round, the companies that offer greater investment programs in the initial exploration phase (Phase 1) and, in some cases, that provide ANH with a higher participation in production will be the ones to be awarded E&P contracts.

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

In some countries in South America, it is usually required for oil and gas E&P companies to present their operational plans to local communities or indigenous populations living in the area of a proposed project before project activities can be initiated. Usually, E&P companies try to benefit the community in which they are operating by hiring local, unskilled labor or contracting locally for services such as workers’ transportation. For La Cortez Energy, working with local communities is an essential part of our work program for the development of any of our E&P projects in the region.

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

Employees

We currently have 13 full time employees, all of whom, including our Chief Executive Officer, Andrés Gutierrez and our Exploration Manager, Mr. Carlos Lombo, are based in our corporate headquarters location in Bogotá, Colombia. We are currently looking to hire an Operational and Production Manager, and are hoping to hire a CFO in the second quarter of 2011, who will also be based in Bogotá.

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

Our plans with respect to Avante Colombia’s business depend, among other things, on our ability to successfully obtain a modification to the terms and conditions of the existing contract between Avante Colombia and Ecopetrol, which expires in December 2013. We believe that in order to negotiate a change in the contract terms, as well as to acquire additional exploration acreage, we will have to commit to additional investment in the area.  There can be no assurance that we will be able to negotiate these items with Ecopetrol or to do so on favorable terms.  If we fail to obtain sufficient changes to the contract or new exploration acreage, or to do so on sufficiently favorable terms, it would have a material adverse effect on our planned operations for Avante Colombia.

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

To develop our business, we endeavor to use the business relationships of our management and our Board of Directors to enter into strategic relationships, which may take the form of joint ventures with other private parties or with local government bodies, or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If we fail to make the cash calls required by our joint venture partners in the joint ventures we do not operate, we may be required to forfeit our interests in these joint ventures. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

In addition, in cases where we are the operator, our partners may not be able to fulfill their obligations, which would require us to either take on their obligations in addition to our own, or possibly forfeit our rights to the area involved in the joint venture. Alternatively, our partners may be able to fulfill their obligations, but will not agree with our proposals as operator of the property. In this case there could be disagreements between joint venture partners that could be costly in terms of dollars, time, deterioration of the partner relationship, and/or our reputation as a competent operator.

In cases where we are not the operator of the joint venture, the success of the projects held under these joint ventures is substantially dependent on our joint venture partners. The operator is responsible for day-to-day operations, safety, environmental compliance and relationships with government and vendors.

We have various work obligations on our blocks that must be fulfilled or we could face penalties, or lose our rights to those blocks if we do not fulfill our work obligations. Failure to fulfill obligations in one block can also have implications on the ability to operate other blocks in the country ranging from delays in government process and procedure to loss of rights in other blocks or in the country as a whole. Failure to meet obligations in one particular country may also have an impact on our ability to operate in others.

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

The oil and gas industry is extremely competitive. Present levels of competition for oil and gas resources in South America, and particularly in Colombia, are high.  Significant amounts of capital are being raised worldwide and directed towards the South American markets and more and more companies are pursuing the same opportunities.  Other oil and gas companies with greater resources than ours will compete with us by bidding for exploration and production licenses.  Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger, foreign owned companies, which, in particular, may have access to greater financial resources than us, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Because of some or all of these factors, we may not be able to compete. In the event that we do not succeed in negotiating additional property acquisitions, our future prospects will likely be substantially limited, and our financial condition and results of operations may deteriorate.

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

We expect to require approximately $5.7 million for our share of costs related to Phase 1 seismic acquisition, permitting activities and the initial cost of drilling the Putumayo 4 well during 2011.  We expect to require an additional approximately $1.8 million for our share of  costs with respect to the Maranta Block in 2011, related to  acquired 120 km of 2D seismic or drilling an exploration well as well as  conducting well services on the Mirto wells.  If our negotiations with Ecopetrol regarding extending the contract terms for Rio de Oro and Puerto Barco are successful, then we expect to require up to $13 million of additional funds to pay for our share of costs with respect to additional seismic in the area and, depending upon seismic results, drilling an additional well during the next two to three years.

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

We will require such additional capital in the near term and we plan to pursue sources of such capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Although improving considerably, the turmoil in the world capital markets over the past couple of years has made it difficult for companies to raise funds. If we do succeed in raising additional capital, the capital received may not be sufficient to fund our operations going forward without obtaining further, additional capital financing. Furthermore, future financings are likely to be dilutive to our stockholders, as we will most likely issue additional shares of our common stock or other equity to investors in future financing transactions. In addition, debt and other mezzanine financing may involve a pledge of assets and may be senior to interests of equity holders. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertibles and warrants, which will adversely impact our financial results.

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

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of March 2012.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern for a period longer than the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

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

Any additional capital raised through the sale of equity may dilute stockholders’ ownership percentage in the Company. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

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

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of La Cortez Energy. We are in the process of building our management team which currently consists of Andrés Gutierrez, our President and Chief Executive Officer; Nadine C. Smith, our Chairman, Vice President, Interim Chief Financial Officer and Interim Treasurer; our Exploration Manager, our Financial Manager, as well as a controller, two accountants, two geologists, a Public Affairs Director, a Joint Venture and Planning Director, an Administrative Director and an administrative assistant. We need to hire a Chief Financial Officer. The loss of any of these individuals or our inability to hire a qualified Chief Financial Officer or attract suitably qualified staff could materially adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retaining staff who are willing to work in that jurisdiction. We do not currently carry “key man” life insurance on our key employees.

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

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our company.

Oil and gas operations are subject to national and local laws in South America relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations in South America, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, because we have had very limited operations, we have not been required to spend any amounts on compliance with environmental regulations. However, we may be required to expend substantial sums in the future and this may affect our ability to develop, expand or maintain our operations.

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

We will be conducting all of our operations in South America through branches or subsidiaries of one or more wholly owned offshore subsidiaries established for this purpose.  Therefore, we will be dependent on the cash flows of our South American branches (or subsidiaries, as the case may be) and our offshore subsidiaries to meet our obligations.  Our ability to receive such cash flows may be constrained by taxation levels in the jurisdictions where our branches (or subsidiaries) operate and by the introduction of exchange controls and/or repatriation restrictions in the jurisdictions where we intend to operate.  Currently there are no such restrictions in Colombia on local earnings of foreign entities, but we cannot assure you that exchange or repatriation restrictions will not be imposed in the future.

Risks Related to Our Industry and Regional Focus

Current volatile market conditions and significant fluctuations, in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

Commodities and capital markets have been under great stress and volatility during the past three years in part due to the credit crisis affecting lenders and borrowers on a worldwide basis. As a result of this crisis, crude oil prices tumbled from over $140 per barrel in mid 2008 to less than $40 per barrel in early 2009, causing companies to re-think existing strategies and new business ventures. More recently, civil unrest and armed conflict in North Africa and the Middle East have driven oil prices sharply higher than the $75 to $90 that prevailed through most of 2010, to as much as $105 per barrel.  We are vigilant of the situation unfolding and are adjusting our strategy to reflect these new market conditions. Nonetheless, we will not be immune to lower commodities prices and significantly more restrictive credit market conditions.  Our ability to enter into exploration and production projects may be compromised, and in a continuing environment of lower crude oil and natural gas prices, our future results of operations and market value could be affected negatively.

Difficult conditions in the global capital markets may significantly affect our ability and that of our strategic partners to raise additional capital.

The current worldwide financial and credit situation may have an effect in our ability to access new capital, , therefore we may not be able to raise additional capital when needed.  Because the future of our business will depend on the completion of one or more investment transactions for which, most likely, we will need additional capital, we may not be able to complete such transactions or acquire revenue producing assets.  As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

Our exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues from our operations.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. If exploration costs exceed our estimates, or if our exploration efforts do not produce results, which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

We may not be able to develop oil and gas reserves on an economically viable basis.

To the extent that we succeed in discovering or acquiring oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and gas reserves. Without the addition of reserves through exploration, acquisition or development activities, our reserves and production will decline over time as reserves are produced.  Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.  We may not be able to find, develop or acquire additional reserves at acceptable costs.

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

We incurred a significant increase in expenses for the year ended December 31, 2010, as compared to 2009, due to impairment expenses on proved oil properties recognized for the year ended December 31, 2010, amounting to $3,563,417 and $6,403,544, respectively.  Under our full cost method of accounting for our oil and natural gas properties, costs in excess of the present value of estimated future net revenues are charged to proved property impairment expense.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Oil and Gas Properties” below and Notes 1 and 15 to our consolidated financial statements included in this report for more information regarding the full cost method of accounting for our oil and natural gas properties and recognition of impairment expenses and depletion expense, and regarding our proved oil and natural gas reserves.

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

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. Earthquakes or weather related phenomena such have heavy rain, landslides, storms and hurricanes can also cause problems in drilling new wells. There are also risks in producing oil and natural gas from existing facilities. The occurrence of any of these events could significantly reduce our future revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. Incidents such as these can lead to serious injury, property damage and even loss of life.  We generally obtain insurance with respect to these hazards as appropriate to our activities, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

 Decommissioning costs are unknown and may be substantial; unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines, which we may use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have not yet established a cash reserve account for these potential costs because currently we do not own any properties or facilities.  We may establish such an account, however, for properties in which we have a participation interest. If decommissioning is required before economic depletion of our future properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

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

In order to sell the oil and natural gas that we produce now and may produce in the future, we would have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. In certain areas, we may be required to rely on only one gathering system, trucking company or pipeline, and, if so, our ability to market our production would be subject to their reliability and operations. These factors may affect our ability to explore and develop properties and to store and transport our oil and gas production and may increase our expenses.

Furthermore, future instability in one or more of the countries in which we will operate, weather conditions or natural disasters, actions by companies doing business in those countries, labor disputes or actions taken by the international community may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

Guerrilla Activity in Colombia Could Disrupt or Delay Our Operations, and We Are Concerned About Safeguarding Our Operations and Personnel in Colombia.

A 40-year armed conflict between government forces and anti-government insurgent groups and illegal paramilitary groups - both funded by the drug trade - continues in Colombia. Insurgents continue to attack civilians, and violent guerilla activity continues in many parts of the country.

We operate principally in the Putumayo basin in Colombia, and have properties in other basins, including the Catatumbo basin. The Putumayo and Catatumbo regions have been prone to guerilla activity in the past. In July 2008, the Revolutionary Armed Forces of Colombia (known by their Spanish acronym “FARC”) attacked the Rio de Oro and Puerto Barco E&P projects that Avante Colombia operates in the Catatumbo area.  As a result of such attack, Avante Colombia’s facilities were destroyed, and the fields have been shut in ever since then.  There can be no assurance that we will be able to successfully repair these facilities and re-open the fields.  Even if we do repair these facilities, there can be no assurance that future attacks by FARC or others will not damage or destroy these properties and have a material adverse effect on our business.  Moreover, even if our properties are not subject to actual attacks in the future, the perception that such attacks may occur could impair our ability to retain personnel, rent equipment or conduct other activities necessary or desirable to carry out our business plan.

Pipelines have also been targets, including the Ecopetrol-operated Trans Andean export pipeline, which transports oil from the Putumayo region. In March and April of 2008, and again in each of June, July, August and October of 2009, sections of the Trans Andean pipeline were blown up by guerillas, which temporarily reduced operation of the pipeline.

Continuing attempts to reduce or prevent guerilla activity may not be successful, and guerilla activity may disrupt our operations in the future. There can also be no assurance that we can maintain the safety of our operations and personnel in Colombia or that this violence will not affect our operations in the future. Continued or heightened security concerns in Colombia could also result in a significant loss to us.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our company.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for West Texas Intermediate crude, the standard oil benchmark for the western hemisphere, in 1999 was $22 per barrel. In 2002 it was $27 per barrel. In 2005, it was $57 per barrel, and as of December 31, 2009 it was approximately $79 per barrel. In less than one year it tumbled from over $140 per barrel in mid 2008 to less than $40 per barrel in early 2009, before rebounding.  More recently, civil unrest and armed conflict in North Africa and the Middle East have driven oil prices sharply higher than the $75 to $90 that prevailed through most of 2010, to as much as $105 per barrel. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices that we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differences. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

Our operations involve substantial costs and are subject to certain risks because the oil and gas industries in the countries in which we operate are less developed.

The oil and gas industry in South America is not as efficient or developed as the oil and gas industry in North America. As a result, our exploration and development activities may take longer to complete and may be more expensive than similar operations in North America. The availability of technical expertise, specific equipment and supplies may be more limited than in North America. We expect that such factors will subject our operations to economic and operating risks that may not be experienced in North American operations.

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

Our exploration, development, production and marketing operations are regulated extensively under foreign, federal, state and local laws and regulations. Under these laws and regulations, we could be held liable for personal injuries, property damage, site clean up and restoration obligations or costs and other damages and liabilities.  Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional safety or environmental equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by costs of compliance, remedy or indemnification of our employees.

Policies, procedures and systems to safeguard employee health, safety and security may not be adequate.

Oil and natural gas exploration and production are dangerous. Detailed and specialized policies, procedures and systems are required to safeguard employee health, safety and security. We have undertaken to implement best practices for employee health, safety and security; however, if these policies, procedures and systems are not adequate, or employees do not receive adequate training, the consequences can be severe including serious injury or loss of life, which could impair our operations and cause us to incur significant legal liability.

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

Managing local community relations where we and our partners operate could be costly and difficult.

We or our operating partners may be required to present our operational plans to local communities or indigenous populations living in the area of a proposed project before project activities can be initiated. Additionally, working with local communities will be an essential part of our work program for the development of any of our E&P projects in the region.  Our operations have a significant effect on the areas in which we operate, and in order to enjoy the confidence of local populations and the local governments, we or our operating partners must invest in the communities where were operate. In many cases, these communities are impoverished and lack many resources taken for granted in North America. The opportunities for investment are large, many and varied; however, we must be careful to invest carefully in projects that will truly benefit these areas. If we or our partners fail to manage any of these investments and community relationships appropriately, our operations could be delayed or interrupted and we or our partners could lose rights to operate in these areas, resulting in a negative impact on our business, our reputation and, possibly, our share price.

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

Challenges to our properties may impact our financial condition.

Title to oil and natural gas interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interest in and to the properties to which the title defects relate.

Furthermore, applicable governments may revoke or unfavorably alter the conditions of exploration and development authorizations that we procure, or third parties may challenge any exploration and development authorizations we procure. Such rights or additional rights we apply for may not be granted or renewed on terms satisfactory to us.

Civil liabilities may not be able to be enforced against us.

Substantially all of our assets and certain of our officers and directors will be located outside of the United States.  As a result of this, it may be difficult or impossible to enforce judgments awarded by a court in the United States against our assets or those of our officers and directors.

Our business is subject to local legal, political and economic factors, which are beyond our control, which could impair our ability to build and expand our operations or operate profitably.

We operate our business in Colombia and expect to operate in other South American countries in the future.  There are risks that economic and political conditions will change in a manner adverse to our interests. These risks include, but are not limited to, terrorism, military repression, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. For example, starting on November 21, 2008, certain oil and gas companies were forced to reduce production in Colombia on a gradual basis, culminating on December 11, 2008 when they suspended all production from the certain blocks in the Putumayo Basin. This temporary suspension of production operations was the result of a declaration of a state of emergency and force majeure by Ecopetrol due to a general strike in the region. In January 2009, the situation was resolved and these able to resume production and sales shipments.

Certain countries in South America have a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including the imposition of additional taxes. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any changes in oil and gas or investment and tax regulations and policies or a shift in political attitudes in Colombia or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to build and expand our operations or operate our business at a profit.

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

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. These licenses and permits are subject to numerous requirements, including compliance with the environmental regulations of the local governments. Our or our joint venture partners’ ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. As we are not the operator of all the joint ventures we are currently involved in, we may rely on the operator to obtain all necessary permits and licenses. If we fail to comply with these requirements, we could be prevented from drilling for oil and natural gas, and we could be subject to civil or criminal liability or fines. Our or our joint venture partners’ inability to obtain, or our loss of or denial of extension to any of these licenses or permits could hamper our ability to produce revenues from our operations.

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

Foreign currency exchange rate fluctuations and exchange controls may affect our financial results.

We expect to sell any future oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. As a result, fluctuations in the United States dollar against the local currencies in jurisdictions where we operate could result in unanticipated and material fluctuations in our financial results. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars. In Colombia, we have to date received 100% of oil revenues in U.S. dollars. The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of payroll and local office costs are in local currency. Our spending for acquisitions has to date been valued and paid in U.S. dollars.

Since we began operating in Colombia, (April 2, 2008), the rate of exchange between the Colombian peso and US dollar has varied between $1,827.94 pesos to one US dollar to $1,866.20 pesos to one US dollar, a fluctuation of approximately 2%.

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to our deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $0.0005 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

Further, local operations may require funding that exceeds operating cash flow, and there may be restrictions on expatriating proceeds and/or adverse tax consequences associated with such funding.  To the extent that funding is required, there may be exchange controls limiting such funding or adverse tax consequences associated with such funding. In addition, taxes and exchange controls may affect the dividends that we receive from foreign subsidiaries.

Exchange controls may prevent us from transferring funds abroad.

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

RISKS RELATED TO OUR SECURITIES

An active market for our common stock may not continue.

There currently is a limited public market for our common stock.  Further, although our common stock is currently quoted on the OTC Bulletin Board (the “OTCBB”), trading of our common stock may be sporadic.  For example, several days may pass before any shares are traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained.  This may severely limit the liquidity of our common stock, and could have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by the our Board of Directors.  As of March 29, 2011, there were 46,240,910 shares of our common stock and no shares of our preferred stock outstanding.  There are 4,000,000 shares of our common stock reserved for issuance under our Amended and Restated 2008 Equity Incentive Plan.  These numbers do not include 15,515,203 shares of our common stock issuable upon the exercise of outstanding warrants. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes.  The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock.  We will need to raise additional capital in the near future to meet our working capital needs and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTCBB.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Executive Offices

Our corporate headquarters is located at Calle 67 #7-35, Oficina 409, Bogotá, Colombia.  At this location we rent approximately 3,000 square feet of office space under a three-year lease.  We have leased a house in the town of Tibu , where some equipment for the Puerto Barco and Rio de Oro fields is kept, as well as providing accommodation to our contractors and employees.

Reserves

The proved oil and natural gas reserves of La Cortez Energy have been estimated by an independent petroleum engineer, Ryder Scott Company (“Ryder Scott”), as of December 31, 2010.  These reserve estimates have been prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards based on the 12-month un-weighted first-day-of-the-month average price for December 31, 2010. The estimate of the Company’s proved reserves as of December 31, 2010 has been prepared and presented under new SEC rules and accounting standards. These new rules and standards are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing.  No natural gas volumes produced were included in the estimation as this gas will be used for internal consumption or will be flared.

The reserves included were estimated using deterministic methods and presented as incremental quantities. Under the deterministic incremental approach, discrete quantities of reserves are estimated and assigned separately as proved, probable or possible based on their individual level of uncertainty. Because of the differences in uncertainty, caution should be exercised when aggregating quantities of oil and gas from different reserves categories. Furthermore, the reserves and income quantities attributable to the different reserve categories that are included have not been adjusted to reflect these varying degrees of risk associated with them and thus are not comparable.

The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas, and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions set forth by Item 4-10(a) of Regulation S-X. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserve evaluators must select the method or combination of methods that in their professional judgment is most appropriate given the nature and amount of reliable geoscience and engineering data available at the time of the estimate, the established or anticipated performance characteristics of the reservoir being evaluated and the stage of development or producing maturity of the property.

The proved and probable developed non-producing and undeveloped reserves included were estimated by the volumetric method. The volumetric analysis utilized pertinent well and seismic data furnished to Ryder Scott by La Cortez Energy that were available through December 31, 2010. The data utilized from the wells and seismic data incorporated into our volumetric analysis were considered sufficient for the purpose thereof.

All of the Company’s reserves are located in Colombia, primarily in the Putumayo basin.

Summary of the Company’s interest in the Oil and Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices As of December 31, 2010

Reserves category	Oil
(Bbls)
PROVED
Developed:	32,286
Undeveloped:	60,288
TOTAL PROVED	92,574

PROBABLE
Developed	52,629
Undeveloped	55,389
TOTAL PROBABLE	108,018

An analysis of the change in estimated quantities of oil and natural gas reserves is shown below:

	Oil
	(Bbls)
	December 31, 2010	December 31, 2009
Total Proved Reserves:
Beginning Balance	74,230	-
Discoveries	61,249	77,193
Production	(4,741)	(2,963)
Revisions of previous estimates due to performance	(38,164)	-
Ending Balance	92,574	74,230
Proved Developed Reserves:
Beginning Balance	74,230	-
Ending Balance	92,574	74,230

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

General Description

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

Location

The Putumayo-4 block is located in the southwest part of Colombia, approximately 1,000 km from Bogotá, Colombia's capital city. It covers an extension of 51,333 hectares (126,847 acres), is located in the Putumayo basin and has over 1,000 km of pre-existing 2D seismic through which La Cortez Energy and Petronorte have identified promising leads.

The Block can be accessed by secondary roads, which are in good condition, as well as by rivers, which for some indigenous communities are the primary means of transport. The Block is intersected by the Puerto Asis - Orito and Puerto Asis - Mocoa roads. It is also possible to access the Block by airplane. The terrain is somewhat hilly with abundant rainforest.

There are some fluvial streams and rivers. The climate is warm (approximately 30 degrees Celsius on average), high humidity and receives frequent, heavy rainfall.

The Transandean pipeline, which runs parallel to the Puerto Asis – Orito road, has oil transport capacity of over 100,000 barrels per day. This pipeline runs from the SurOriente Block and takes production to the port of Tumaco on the Pacific Ocean. In addition there is oil infrastructure in neighboring blocks.

Regional Geology

The Putumayo basin is located in southwest Colombia and is a Foreland basin type. It has 19 oil and gas field discoveries with reserves of 365 million barrels of oil and reserves of 305 billion cubic feet of gas. The Caguán-Putumayo Basin is the northern extension of the Oriente Basin of Ecuador. This basin has an extension of about 104,000 square kilometers.

In this area, exploration activities started in 1948 by Texaco. In 1963 Texaco discovered the major Orito oil field with reserves of approximately 250 million barrels of oil. The existence of a petroliferous system at work is documented by the several oil fields discovered in the basin. Oil fields in the basin are related to structural traps, mainly contractional fault-related folds, and reverse faulting. Additional oil reserves could be found in significant quantities trapped in sub-basement traps, wrench related anticlines, and drapes over basement highs and subtle stratigraphic traps at the eastern flank of the basin. Presence of these traps suggests that large parts of the basin still have significant exploration potential.

The boundaries of this basin are: the Eastern Cordillera foothills thrust system to the northwest; the Macarena structural high to the northeast; the Ecuadorian and Peruvian international border to the south and a structural high to the east, which includes the Serranía de Chiribiquete.

The principal reservoir in the basin is the cretaceous sandstones of the Caballos Formation with an average thickness of 300 ft, with porosities range from 10% to 16% and with an average permeability of 50 md. The secondary reservoirs are found in sandstones of the Villeta Formation and Pepino conglomerates.

Field Geology

No oil fields have been discovered in the block. The analogous and nearest oil fields are Nancy and Burdine Fields. These fields have commercial production from the Villeta Formation, N and U sands respectively. Both fields were discovered in the 1970s.

Four exploration wells have been drilled in this block in the 1970s, called Susan-1, Helen-1, Evelin and Setuko-1. These wells were drilled having as the main objective, the Caballos formation, which is not productive in this part of the basin. However, some of the wells presented oil shows in the sandstones of the Villeta formation, which now is the main exploratory objective.

Seismic Coverage

The Putumayo-4 Block has over 1,200 km of pre-existing 2D seismic acquired between the 1960’s and the 1980’s by different companies and during different acquisition campaigns. La Cortez and Petronorte have reprocessed all the seismic information acquired that confirmed our initial evaluation of several potential leads.

Legal and Environmental Licenses

The Ministry of Environment, Housing and Territorial Development (hereinafter “MAVDT) requires the establishment of an environmental plan to monitor the compliance of the environmental regulations during all the phases of the project. During the next semester the operator will continue developing two licenses, which will be submitted to the MAVDT for their approval.  In addition for the seismic phase and to be in compliance with the local authorities of Putumayo where the project is located, the Local Environmental Corporation (“CORPOAMAZONIA”) requires the establishment of a permit for the water use. This permit is in process with the CORPOAMAZONIA.

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

Social and Other Agreements

In December 2009, a socio-cultural analysis of the social and territorial context of the block was completed, with the participation and support from local government representatives and ethnic communities’ leaders.

The study concluded that there where 22 ethnic communities in and nearby the exploration area.

With this information, the Company sent a request to the Ministry of Interior and Justice to confirm the presence or not of ethnic communities that would be directly affected by the project.

In July 2010, the Ministry of Interior and Justice officially established that the following seven communities were located in the Block:

MUNICIPALITY	ETHNIC COMMUNITY	DENOMINATION
Puerto Caicedo	Awá Indigenous Community	Las Vegas Villa Unión San Andrés
	Versabal Afro Community	Versabal
Orito	Los Andes Afro Community	Los Andes
	Siona Indigenous Community	Ten Të Yä
	Villarbolense Afro Community	Villarbolense
Valle del Guamúez	Cofán Indigenous Community	Villanueva
	Cofán Indigenous Community	Bocana del Luzón

In September 2010, the pre-consultation process in order to establish agreements with the seven communities began.

Current status of the Pre Consult Process with the 7 communities:

Pre Consult Stage	Ethnic Community
1. Project introduction to the communities	• Bocana del Luzón • Villanueva
2. Installation and opening
3. Social and environmental impacts identification	• Las Vegas Villa Unión San Andrés • Ten Të Yä • Villarbolense
4. Pre-deal	• Versabal • Los Andes
5. Negotiation and deal definition
6. Deal Follow-up

It is to be expected that the pre-consultation process with all seven communities shall be finished by July 2011.

The Putumayo 4 Block

Source:  La Cortez Energy, Inc.

Maranta

General Description

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

The Umbria #1 well was drilled in the Maranta Block in 1967 and encountered oil in the Villeta formation.  There may also be potential to re-enter this well to further test the formation productivity2.

2.  Source:  Emerald Energy Plc

The Maranta Block

Source: Emerald Energy Plc., La Cortez Energy, Inc.

Location

The Maranta block covers an area of 36,608 hectares (90,459 acres) in the foreland of the Putumayo Basin, southern Colombia and has over 600 km of pre-existing 2D seismic through which we and Emerald have identified some leads.

The Block is accessible by secondary roads in good condition as well as by rivers, which for some indigenous communities are the main way of transport. It is possible to access the block by road from Bogota, Colombia's capital, situated some 1,000 km away and by airplane. Some pipelines pass close to the Block and production can be easily transported by truck to the pipeline receiving stations located no more than 50 km away. There is also oil infrastructure in neighboring blocks which the Company has the potential to access.

The terrain is somewhat hilly with abundant rain forest. There are some fluvial streams rivers. The climate is warm (approximately 30 degrees Celsius on average), high humidity and frequent heavy rainfall.

Regional Geology

The Putumayo Basin is part of a series of north-south Andean foreland basins, which was formed on the eastern side of the Andes Mountains. The basin is a northern extension of the Oriente Basin in Ecuador and the Maranon Basin in Peru. The Putumayo Basin formed during the late Triassic early Jurassic cordillerean rifting and associated metamorphism. Deposition began in the early Cretaceous with the deposition of clastic fluvial sediments of the Caballos Formation deposited, unconformably on the Jurassic rocks. The Putumayo Basin dips gently to the west where the sediments reach a thickness greater than 10,000 meters. The basin underwent several tectonic events including a period of compression resulting in thrust faulting and strike-slip fault movement in the late Cretaceous, early Tertiary, which resulted in the development of a network of low relief north trending basement fault blocks.

The Mirto field is located adjacent to the Costayaco Oilfield, which produced 13 million cumulative barrels from 2007 through 2010 (source: Acipet Production Report), in which the Cretaceous Caballos and the Villeta Formations are the main producers.

Mirto Field Geology

Geologically, the Maranta Block is located in the Putumayo Basin, and within the regional framework it is divided into two tectonic provinces.

Lower Platform: Corresponds to the zone over which the Umbría-1, Umbría-2, El Tigre-1 wells and fields such as Yurilla, Alborada, Mansoya, Cemcella, among others are located. This zone is mainly characterized by being a deep zone with well total depth between 10,300 and 11,300 ft. and faults at the Cretaceous level with small displacement jumps.

Middle Depocentre: Corresponds to the north sector of the block, within which are found the structures associated to the Toroyaco, Linda, Mary, Costayaco and Juanambú fields. The main characteristic of this province is the presence of structural type traps, generated by inverse faults, which denote a high relief in respect to the deepening zone observed toward the sector of the Umbria-1 well.

In the case of the Maranta Block, for the Low Platform sector, the traps are mainly associated to low relief structures to the hanging block of normal faults at the Cretaceous level with small displacement jumps and dipping closes in term of directions. For the North Sector (Middle Depocentre), the structures are mainly associated to the neighboring and hanging blocks of the inverse faults, which denote high relief. Other traps with potential within the block are those of a stratigraphic type (pinch-outs, carbonate build-ups).

The Caballos Formation is the main target in the basin's foothills, while the "T,” "U" and "N" sandstones of the Villeta Formation, constitute the main bearing rocks in the foreland area.

The sandstones of the Caballos Formation reach a total thickness of 200 to 250 feet and net sands between 80 and 150 feet. The range of porosities varies between 8 and 12%. The "T" sandstones of the Villeta Formation have a net oil-bearing thickness of approximately 40 feet, porosities ranging between 10 and 15%. The "U" Interval sandstones have a 25 foot net oil bearing thickness, porosity between 13% and 16%. The "N" sand Interval has a 10 to 15 foot net oil bearing thickness and porosity between 12% and 15%.

The Orito, Nancy Burdine Maxine fields are toward the South-Western sector of the block; production is present in the Cemcella, Mansota and Yurilla fields toward the South-Eastern sector; finally, the Costayaco, Juanambú, Linda, Mary and Toroyaco fields are at the Northern limit.

The production from these fields is associated to the various sandy intervals (T, U and N) of the Villeta Formation and the Caballos Formation.

Gravities for oils from Cretaceous deposits vary between 15° and 40° API, with the highest from the Lower Cretaceous (Caballos Formation). Eocene gravity is 29 API.

The Maranta Block remains under explored, with only four wells having been drilled in the block; the Umbria-1, and Umbria-2 wells were drilled in October 2009. The Mirto Oil Field is bounded on the west by a north-south reverse fault and on the east by a down dip water contact in the U reservoir sands.

The Cretaceous Villeta N and U sandstones are the productive oil reservoirs in the Mirto Field.

The gross N reservoir consists of inter-bedded white translucent, medium to fine grained, well sorted, rounded quartoze sands, mudstones with glauconitic inclusions, siltstones, and minor carbonaceous clasts. In Mirto-1 well, the gross thickness of the N reservoir is 34 feet with only the top of 8.5 feet assigned oil pay. The porosities range between 13% and 15%. The N pay sands have been perforated from 10,410-10,417 feet TVD and tested oil. The lowest know oil contact in the N reservoir was used for the volumetric calculation for the Villeta N reservoir.

The U sands are separated from the N reservoir by a thick 600 feet interval of marine shales and limestones. The U reservoir consists of quartoze sands, fine to medium grained, very light grey, moderately consolidated, well sorted and slightly calcareous with very low shale content.

Occasionally thin glauconitic intervals are present and rare pyretic, carbonaceous inclusions as well. The U sands have average porosities varying from 13.8% to 17.5%, with a maximum of 24%. Net oil pay of 35.5 feet was assigned to U reservoir in the Mirto-1 well. An oil water contact was identified at 11,074.85 feet TVD (-10,005.85 feet TVDSS).

The U sands are present and have similar thickness in all the wells drilled in the area and therefore likely have good lateral continuity.

Seismic Coverage

The Maranta block has over 600 km of pre-existing 2D seismic acquired between the 1960s and the late 1980s by different companies and during different acquisition campaigns.
Emerald completed the first phase exploratory program for the Maranta Block by acquiring 71 km of new 2D seismic and acquiring 30 square kilometers of 3D seismic over the Mirto structure.

Emerald has identified the Mirto prospect, namely the Mirto-1 well, as the first exploratory well in the Maranta Block. The Mirto-2 well is currently in production testing in the N sand with an average during the testing period of 533 BOPD of 15.64º API Gross (106 BOPD net to LCTZ).  The Maranta Block is adjacent to Gran Tierra's Chaza block and close to both the Orito and Santana crude oil receiving stations, allowing transportation by truck directly to either station (depending on going rates and capacity), and consequently tying into the pipeline to Colombia's Pacific Ocean port at Tumaco.

A new exploratory phase is under negotiation with ANH, to maintain a 50% of Maranta Block, in two phases of two years each, acquiring 120 Km, 2D seismic or to drill a new exploratory well.

We expect that our capital commitments to Emerald will be approximately $1.80 million in 2011 to cover well services and seismic acquisition in the Block.

Legal and Environmental Licenses

The MAVDT requires the establishment of an environmental plan to monitor the compliance of the environmental regulations during all the phases of the project. For the Maranta Block an Environmental Impact Study was filed and approved by the MAVDT and for Mirto 1 and Mirto 2 fields an Environmental Management Plan was filed and approved by the MAVDT. In addition, for the operation of both fields it was required a series of permits which were approved through two licenses by the MAVDT.

Social and Other Agreements

In January 2007, socio-cultural analysis about the social and territorial context of the block was completed with the participation and support from local government representatives and ethnic communities' leaders.

In January 2008, the Ministry of Interior acknowledged the presence of one ethnic community in the Block: the Afro Association of Puerto Umbria.

Immediately thereafter the Company began the pre-consultation process in order to establish agreements with the Afro community. The consultations ended in April 2008, with the agreement to buy a house in the town of Puerto Umbria for the Afro Association to establish its head office.

Rio de Oro and Puerto Barco

Location

The Rio de Oro and Puerto Barco exploration and production contracts are located in the Catatumbo basin in eastern Colombia. These fields initiated production about 50 years ago and produced good quality oil, mainly from the Uribante group (Tibu, Aguardiente and Mercedes cretaceous formations). Most of the production was obtained from the Rio de Oro field. The contracts cover an area of 2,262 hectares in Rio de Oro and 2,646 hectares in Puerto Barco. The contract started in December 2003 and will expire in December 2013.

Access to these fields is through a secondary road from Cucuta and then to the Tibu and La Gabarra towns. From La Gabarra there is a road that connects both fields. However, extensive reconstruction work has to be executed in order to upgrade these roads. It is also possible to access the fields from an existing road in Venezuela; however, doing so would require the Company to obtain special permits from the Venezuelan government.

The climate is tropical with an average temperature of approximately 30 to 35 degrees Celsius. The topography is mainly composed of plains and hills. The most important fluvial stream is the Catatumbo River, which is also situated along the border with Venezuela. This river could be used as an alternative transport route to reach the Rio de Oro field.

There is a pipeline that takes the production from the existing Ecopetrol fields at Tibu town to the Barracabermeja refinery in the middle of the country. This pipeline has spare pumping capacity and it was historically used to pump the production from these fields to the market. However, the production must first be transported 65 km by truck from the field to the receiving station at the Rio Zulia pipeline.

Regional Geology

The Catatumbo basin is a southwest extension of the Maracaibo Basin, a petroleum supergiant basin that accounts for about two percent (2%) of the hydrocarbon reserves of the world. It is a foreland basin type with an area of 7,350 km2 / 1,800,000 acres with 11 oil fields discovered. Its north and east limits are the geographic border with Venezuela; to the south the limit is with outcropping Cretaceous rocks of the Eastern Cordillera, and to the west the igneous and metamorphic rocks of the Santander massif.

Oil reservoirs in Cenozoic and Cretaceous sandstones and limestones are trapped in faulted anticlines. The Cretaceous and Cenozoic in this basin represent two distinct tectonic and sedimentary settings. Cretaceous rocks are marine sandstones, shales and limestone that represent deposition in a broad shallow sea that extended across northern Venezuela and continued south through Colombia. Cenozoic rocks are fluvial-deltaic shales and sandstones that were deposited in a foreland basin. Overall, reservoir porosity is best developed in Paleogene sandstones. Traps are wrench controlled, faulted anticlines that resulted from strike-slip convergence.

Oil was sourced from the upper Cretaceous La Luna Formation and the lower Cretaceous Uribante Group. Oil generation began in the Late Eocene and continues through today. Seventy percent of the reserves were discovered between 1920 and 1950 and were based on surface exploration (mapping of surface anticlines.).

Most of the remaining hydrocarbon potential in this basin occurs in en-echelon folds associated with the regional left-lateral Chinácota fault system on the western flank of the basin, referred to as the "Catatumbo Flexure" in the northern portion of the basin.

The Catatumbo Basin has been one of the most prolific basins in the country. The main oil fields in the basin are the Rio de Oro, Tibú - Socuavo, Carbonera, Sardinata, Rio Zulia, Petrolea and Puerto Barco. The Catatumbo Basin is a moderately explored basin, which has produced more than 450 million barrels of oil and 500 billion cubic feet of gas since 1920.

When formal exploration work began in 1931, transportation facilities were confined to a mule trail from Puerto Villamizar, on the Cucuta railway, to Petrolea and wet-season launch and barge navigation to Puerto Reyes and Puerto Barco on the Catatumbo River system. A road from the railway to the Petrolea valley was completed in 1938.

The Rio de Oro anticline is the dominant structure in the block. It is located in the easternmost foothills of the Sierra de Perija. It trends slightly east of north and extends from the Rio Catatumbo to the Rio de Oro and some 20 kilometers northward into Venezuela. It is a narrow faulted highly asymmetrical anticline with a nearly vertical east flank and a comparatively gentle west flank. Surface data show two structural highs on the Colombian portion of the anticline, one west of Puerto Barco and the other 4 kilometers south of the Rio de Oro. Sandstones of the Barco formation are exposed near the apex of each high.

There are numerous oil and gas seeps along the crest of the anticline. The structural high west of Puerto Barco was tested by two wells, which drilled into the upper part of the Uribante formation without encountering production, although there were many oil shows in both Tertiary and Cretaceous. Eleven wells, nine of which were productive, have been drilled on the Colombian portion of the northern high. Production has been obtained from the Catatumbo formation and from the Rio de Oro member of the Mito Juan formation.

Field Geology

The first well on the concession, Rio de Oro 1, was drilled on the crest of the Rio de Oro anticline in 1920 by Doherty interests, offsetting a small producer drilled on the Venezuelan side of the border in 1915 by the Colon Development Company. An oil-bearing sandstone encountered in the Barco formation at 137 meters flowed strongly but soon dropped off to 50 BOPD and was cased off.

The Rio de Oro 2 and Rio de Oro 3 wells, located on the structural high west of Puerto Barco, were drilled by the Colombian Petroleum Company from April 1935 to October 1937. Both penetrated the upper part of the Uribante formation to total depths of 2048 and 1926 meters respectively, without encountering production. Neither well tested the Tibu member. No other wells have been drilled on the southern high of the anticline.

The Rio de Oro 4, located on the crest of the northern high of the anticline was completed in 1937 at a depth of 192 meters, in the top of the Mito Juan formation. It showed a potential of 130 BOPD on a half-inch choke from sandstone in the Catatumbo formation.

Since completion of the Rio de Oro 4 well, nine wells have been drilled on the northern high, eight of which were productive. The average depth is 430 meters. Two productive zones in the Catatumbo formation and one in the uppermost Mito Juan formation have been developed. The lower Cretaceous has not been tested. Production is obtained from fine-grained argillaceous sandstones and siltstones, the intergranular permeability of which is so low that fracturing must be assigned major importance. Effective thickness of sandstones in the productive zones ranges from 3 to 12 meters.

The productive area of the most extensive zone is approximately 170 hectares (42,000 acres). The average daily potential on a quarter-inch choke is 260 barrels per well with an average gas-oil ratio of 340. The gravity of the oil ranges from 32° to 40° API. The field has no pipe.

In the Rio de Oro contract, a total of 44 wells were drilled, with cumulative production of 11 million barrels of oil. In Puerto Barco, four wells were drilled with cumulative production of 0.8 million barrels of oil.

Seismic Coverage

The exploration and development activities were made without seismic information, using only surface geology and wells data. The seismic campaigns were undertaken in 1976 by Ecopetrol, covering all of the regional production and exploration area, with approximately 200 km of 2D seismic.

Legal and Environmental Licenses

The MAVDT requires the establishment of an environmental plan to monitor the compliance of the environmental regulations during all the phases of the project. For the Puerto Barco field an Environmental Management Plan was filed and approved by the MAVDT. For Rio de Oro field an Environmental Management Plan was filed and it is pending a Certificate from the Ministry of Interior to continue the licensing process with the MAVDT. In addition, for the reactivation of Puerto Barco and Rio de Oro fields and to be in compliance with the local authorities of Norte de Santander where the projects are located, the Local Environmental Corporation (“CORPONOR”) required the establishment of a series of permits, including a water concession permit, a dumping permit, and an air emissions permit, all of which are in force for Puerto Barco and Rio de Oro fields.

Social and Other Agreements

On October 10 2008, by certification of the Ministry of Interior, the Ministry acknowledged the presence of Ishtoda and Beboquira Barrancas indigenous communities in areas not entitled (outside of the indigenous territory) in the jurisdiction of Tibu, Norte de Santander. However, the Ministry concluded that the indigenous community is located in the municipality of Tibu and therefore must be certified by the Incoder.

Also On October 10, 2008, the Interior Ministry stated that it does not consider the Rio de Oro field to include the presence of indigenous communities. This certification is in the process of being renewed.

On November 19, 2008, by certification of the National Rural Land Unit (hereinafter "UNAT"), the authority established that according to the GIS coordinates the project in Rio de Oro field does not cross or overlap with territory legally entitled to indigenous nor Afro-Colombian Communities.

See Part I, “Business,” for information regarding contracts relevant to each block and the activities we have carried out on the Putumayo 4, Maranta, Rio de Oro and Puerto Barco blocks.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. There are currently no pending legal proceedings that we believe will have individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. As far as we are aware, except as described below, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

On October 25, 2010, the Alabama Securities Commission (“ASC”) issued a Cease and Desist (“C&D”) naming La Cortez Energy and certain other persons.  ASC alleged that securities in our 2010 private placement of units were sold to Alabama residents in violation of the Alabama securities laws, in that the securities were not sold by a broker dealer or registered representative who was registered in the State of Alabama.  We have cooperated with ASC and responded to the requests for information.  As of this date, ASC has not taken any further action against us. The total proceeds received from these Alabama residents associated with the private placement of units were approximately $160,000.

Although there can be no assurance as to the ultimate outcome, based on information currently available, we believe the amount, or range, of reasonably possible losses (if any) in connection with this matter will not be material to our consolidated financial condition or cash flows.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of March 29, 2011, there were 46,240,910 shares of our common stock issued and outstanding, 15,515,203 shares issuable upon exercise of outstanding warrants and 2,659,000 shares issuable upon exercise of outstanding options.  On that date, there were 105 holders of record of shares of our common stock.

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

Period	High	Low

Fiscal Year Ending December 31, 2009:
First Quarter	$1.75	$1.50
Second Quarter	1.95	1.75
Third Quarter	2.10	1.50
Fourth Quarter	2.70	2.10

Fiscal Year Ending December 31, 2010:
First Quarter	$4.03	$2.40
Second Quarter	4.02	1.42
Third Quarter	1.90	1.50
Fourth Quarter	1.55	0.94

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted our 2008 Equity Incentive Plan on February 7, 2008, and amended and restated the 2008 Equity Incentive Plan as of November 7, 2008. The Amended and Restated 2008 Equity Incentive Plan was approved by our Board and a majority of the outstanding shares of our common stock3 and allows for awards of up to an aggregate of 4,000,000 shares of our common stock, subject to adjustment under certain circumstances. If an incentive award granted under the 2008 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Equity Incentive Plan. As of December 31, 2010, we have granted option awards under the 2008 Equity Incentive Plan exercisable for a net aggregate of 2,635,000 shares of our common stock and restricted stock unit awards for 422,940 of our common stock. We have not maintained any other equity compensation plans since our inception.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

3.
On November 7, 2008, an amendment to increase the size of our equity incentive plan from 2,000,000 shares to 4,000,000 shares was approved by our majority stockholders effective as of October 12, 2009.

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	3,057,940	$2.03	942,060

Equity compensation plans not approved by security holders	-	-	-

Total	3,057,940	$2.03	942,060

(1)  2008 Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Going Concern

We are an international, early stage oil and gas exploration and production company focusing our business in South America, and have established a corporate headquarters in Bogotá, Colombia. We have entered into two initial working interest agreements, with Petronorte and with Emerald, and have acquired a private company, Avante Colombia. We continue to diligently evaluate additional investment prospects, companies and existing exploration and production opportunities in Colombia, while remaining alert for opportunities in other South American countries.

We were initially incorporated in the State of Nevada on June 9, 2006 under the name La Cortez Enterprises, Inc. to pursue certain business opportunities in Mexico4. During 2008, our Board of Directors decided to redirect the Company’s efforts towards identifying and pursuing business in the oil and gas sector in South America. As a reflection of this change in our strategic direction, we changed our name to La Cortez Energy, Inc.

Going Concern

In the course of our development activities, we have sustained losses and expect such losses to continue through at least the end of March 2012.  We expect to finance our operations primarily through our existing cash and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional rounds of financing is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and offering terms. In addition, our ability to complete an offering may be dependent on the status of our oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Recent Developments

Maranta Block – Mirto Field

As of December 31, 2010, proved developed oil reserves in the Mirto field were estimated to be 92,574 barrels and probable reserves of 108,018 bbls.  Emerald Energy Plc. (“Emerald”), the operator of the Maranta Block, where we expect to  hold a 20% working interest, completed drilling operations of the Mirto-2 exploratory well on August 15, 2010, after having conducted a sidetrack on the well to a “measured depth” (“MD”) of 11,590 feet. Mirto-2 production tests initiated on September 23, 2010, for a 5-day period on the Villeta U sand had an average production of 29 BOPD and water cut of 95.9%. The well was put back on an extended production test from October 16, 2010 until December 10, 2010. During that period, the well produced on average 89.08 bopd gross with an average water cut of 88.4%.

4.
We were originally formed to create, market and sell gourmet chocolates wholesale and retail throughout Mexico, as more fully described in our registration statement on Form SB-2 as filed with the SEC on November 7, 2006.

A workover job was carried out on the Mirto-2 well on January 2, 2011, in which the Villeta U sand was temporarily isolated and the Villeta N sand was perforated. Perforations were conducted between 10,586.5 and 10,597 feet depth (10.5' feet intervals).  The well was put on a production test on January 9, 2011, with the following results: Average oil production over the testing period has been 549 bopd Gross (112 bopd net to La Cortez before royalties) with an average Base Sediment and Water (BS&W) of 1.78% over the same period. Total fluids production averaged approximately 596 bopd.

Emerald has submitted a request to Agencia Nacional de Hidrocarburos (“ANH”) to approve the assignment of our 20% participating interest. The Maranta block covers an area of 90,459 acres (36,608 hectares) in the foreland of the Putumayo Basin in Southwest Colombia.  Emerald’s contract for this block was signed with the ANH on September 12, 2006.

With the drilling of the Mirto-2 well, Phase 3 of the exploration program has been completed. Both Emerald and La Cortez have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both La Cortez and Emerald are required to relinquish 50% of the area of the block, as selected by both parties, and there is an option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activity with the ANH, such as new seismic acquisition or drilling a new exploration well. This is a normal procedure and in accordance with the standard contract with the ANH. Emerald has presented to the ANH the area to be relinquished along with the work commitments to be conducted in the remaining area of the Block.  The work commitment suggested is either new seismic acquisition (120 Km of 2D seismic) or the drilling of an exploration well, which has been accepted by the ANH.

Putumayo-4 Block

Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc. (AIM: PELE), as operator of the block, and La Cortez have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Ministry of the Interior. A total of seven communities were identified, and the consultation process with these communities has been initiated. Several meetings with the communities are taking place in conjunction with the Ministry of the Interior representatives. Based on this information, the layout for the seismic acquisition has also been completed, resulting in a 2D seismic acquisition plan of some 103 km in the north part of the block, where at least two leads have been determined with the reprocessed seismic. Progress continues in the consultation process with local communities in the Putumayo-4 block. We now expect to initiate acquisition of 105 km of 2D seismic in the second half of 2011 due to delays in getting the consultation agreements with the different communities in the area. We believe we will be in a position to drill our first exploration well by the end of 2011 or during first quarter 2012. After evaluating the reprocessed seismic, several leads have been identified, which we will seek to confirm with the new seismic acquisition. We remain optimistic on the potential of this block. We have received a number of inquiries from interested parties regarding potential participation in this block, but no agreements have been negotiated to date.

Under the terms of the contract signed with the ANH, we must complete the acquisition of at least 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.60 million before August 25, 2012, when the 3-year term of Phase I ends.

The Putumayo 4 Block covers 51,333 hectares located in the Putumayo Basin.

Rio de Oro and Puerto Barco Fields

Through our subsidiary, Avante Colombia, as operator of the fields, and with our joint venture partner Vetra Exploración y Producción S.A. (“Vetra”), we continue to conduct social activities in the area covering Rio de Oro and Puerto Barco fields, and we have completed a plan to re-initiate production operations on the Puerto Barco field during the third  quarter of 2011.  This plan includes conducting workover activities in some of the existing wells, not only to determine the mechanical conditions, but also to gather geological information. In addition, the plan includes the upgrading of the production facilities as well as the access road.  Old seismic has been reprocessed and is being evaluated.  We have completed our technical evaluation in the Rio de Oro and Puerto Barco fields. We have also completed the program to re-initiate the Puerto Barco field early next year in conjunction with Vetra. We have met with representatives from the local communities and with several local and regional government officials, and have performed a detailed evaluation of the current road conditions, which will allow us to determine cost and timing for the necessary road improvements.

Results of Operations

We are an early stage exploration and development company and have generated very limited operating revenues to date.

Year Ended December 31, 2010, Compared with Year Ended December 31, 2009

A summary of our results for years ended December 31, 2010 and 2009 is as follows:

			Percentage Increase /
	2010	2009	(Decrease)

Revenues	$522,896	$189,835	175%
Costs and expenses	(10,741,873)	(10,464,966)	3%
Non-operating income, net	5,971,498	133,401	4,376%
Income tax expense	(50,891)	(656)	7,658%
Net loss	$(4,298,370)	$(10,142,386)	(58)%

Revenues

We earned oil and gas revenues of $522,896 for the year ended December 31, 2010, compared to $189,835 for the year ended December 31, 2009.  These revenues were derived from the commencement of our production operations in the Mirto-1 well, which started during the fourth quarter of 2009.

Costs and Expenses

Our operating costs and expenses for the year ended December 31, 2010 and 2009, consisted of the following:

			Percentage Increase /
	2010	2009	(Decrease)

Operating costs	$1,554,325	$421,693	269%
Depreciation, depletion, accretion and amortization	297,896	364,943	(18)%
Impairment expense	3,563,417	6,403,544	(44)%
General and administrative	5,326,235	3,274,786	63%
Total	$10,741,873	$10,464,966	3%

Operating costs

Our operating costs for the year ended December 31, 2010, which pertain to our costs incurred in production activities for the Mirto-1 well, which began producing during the fourth quarter of 2009, amounted to $1,554,325 compared to $412,693 in year 2009.

Depreciation, Depletion, Accretion and Amortization Expenses

The decrease in our depletion, depreciation and amortization expenses for the year ended December 31, 2010 as compared to 2009 was mainly due to the impairment charge recorded during the fourth quarter of 2009.

Impairment Expenses

The decrease in our impairment expenses for the year ended December 31, 2010 as compared to 2009 was due to the decrease of impairment of oil properties of $3,563,417 for the year ended December 31, 2010 compared to $6,403,544 for the year ended December 31, 2009, because of the impact of changes to reserve estimates and related future net cash flows as of December 31, 2010.

General and Administrative Expenses

We incurred total general and administrative expenses of $5,326,235 for the year ended December 31, 2010 compared to $ 3,274,786 for the year ended December 31, 2009.  This was primarily due to the increase in payroll expenses to $1,969,098 in the 2010 period from $1,589,047 in the year ended December 31, 2009 due to the increase in our staff  to 13 employees at December 31, 2010 from eight  employees at December 31, 2009; an increase in professional fees to $2,484,529 for the year ended December 31, 2010 from $1,114,423 for the year ended December 31, 2009; a decrease in travel expense to $154,306 for the year ended December 31, 2010 from $191,320 for the comparable period of 2009; an increase in rent expense to $ 125,016  for the year ended December 31, 2010 from $ 103,936  for the comparable period of 2009; and an increase in other expenses to $593,286  for the year ended December 31, 2010 from $276,060  for the 2009 period.  In particular, the increase in professional fees and other general and administrative expenses during the year 2010 as compared to year 2009 is primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations and expenses in relation to the Avante acquisition.

Non-operating Income, Net

Net non-operating income for the year ended December 31, 2010, was $5,971,495, compared to net non-operating income of $133,401 for the year ended December 31, 2009. During the year ended December 31, 2010, we recognized an unrealized gain from the decrease in the fair value of derivative warrant instruments liability of $5,809,716 compared to an unrealized gain of $83,997 during the year ended December 31, 2009.

Net Loss

Our net loss for the year ended December 31, 2010, was $4,298,370 compared to a net loss of $10,142,386 for the year ended December 31, 2009.  The decrease is mainly due to a decrease in impairment of oil properties to $3,563,417 for the year ended December 31, 2010, from $6,403,544 in 2009; increase of unrealized gain on fair value of derivative warrant instruments to $5,809,716 for the year ended December 31, 2010 from $83,997 in 2009 . These factors were partially offset by an increase  in general and administrative expenses to $5,326,235 for the year ended December 31, 2010 from $3,274,786 in 2009 and an increase in our oil revenues to $522,896 for the year ended December 31, 2010, from $189,835 for the year 2009.

Adjusted EBITDA

In evaluating our business, we consider earnings before interest income, taxes, depreciation, depletion, accretion and amortization, impairment expenses on oil properties, and unrealized gains and loss on fair value of derivative warrants instruments  (“Adjusted EBITDA”) as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures.  We believe Adjusted EBITDA presents a more realistic picture of our performance than income from operations or cash flow from operations as presented in our consolidated financial statements and a more meaningful measure of our current liquidity. We believe that this measure may also be useful to investors for the same purpose and as an indication of our ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under U.S. generally accepted accounting principles (“GAAP”), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

Adjusted EBITDA for the years ended December 31, 2010 and 2009 is calculated as follows:

	Year ended December 31,
	2010	2009

Net loss	$(4,298,370)	$(10,142,386)
Adjustments:
Depreciation, depletion, accretion and amortization	297,896	364,943
Income taxes	50,891	656
Impairment of oil properties	3,563,417	6,403,544
Unrealized gain on fair value of derivative warrant instruments, net	(5,809,716)	(83,997)
Interest income	(161,782)	(49,404)
Adjusted EBITDA	$(6,357,664)	$(3,506,644)

Adjusted EBITDA for the year ended December 31, 2010, was a loss of $6.3 million, compared to a loss of $3.5 million for the year ended December 31, 2009.  The increase in the loss was primarily caused by operating expenses incurred during the year ended December 31, 2010, related to the commencement of oil production in the fourth quarter of 2009, the legal and consulting fees related to the Avante acquisition and the workover expenses incurred on the Mirto-1 well.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2010, was $8,327,020 compared to $2,376,585 as of December 31, 2009.  This increase was due to $15.3 million in gross proceeds from sales of common stock and warrants in private placements (less offering costs), $5.0 million of gross proceeds arising from Avante’s purchase of our common stock, and cash used in operations during this period of $5,781,820.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.

For further discussion on substantial doubt about the Company continuing as a going concern, please see Overview and Going Concern section above.

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

In accordance with the terms of the farm-in agreement, we have borne 65% ($1.2285 million) of the currently estimated $1.8 million Mirto-1 completion costs.  We made this $1.2285 million payment to Emerald on July 27, 2009.    Additional Phase 2 costs were paid by us as needed, following cash calls by Emerald, as follows: $948,044 for seismic on the Mirto-1 well (equivalent to 60% share) and $7,440,354 for drilling on the Mirto-1 well (equivalent to 65% share), totaling $8,388,398.  With Phase 2 work completed, we will pay 20% of all subsequent costs related to the Maranta Block.

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

We are currently utilizing cash of approximately $381,000 per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  We expect this rate of cash utilization to increase over the next twelve months.

Over the next twelve months, we expect to use approximately $8.2 million in order to bear our share of commitments with respect to the Putumayo 4 Block, related to Phase 1 seismic acquisition, permitting activities and exploration activities (although we have until August 2012 to complete the work).

In addition, to carry out our proposed activities over the next twelve months on Avante Colombia’s projects, we would require up to $1.69 million on Puerto Barco, related to road and facilities upgrading and existing well workovers.

Additional investment over the next twelve months in the Maranta Block will be determined once further information on the Mirto-2 well is acquired and evaluated, as discussed above.

In addition, over the next 12 months, we expect to require up to an additional $5.7 million to cover our administrative expenses and for general working capital to continue to execute our business plan and build our operations.

Since costs on certain of our projects are calculated in Colombian pesos, changes in the exchange rate, among other things, could cause our capital commitments in U.S. dollars to differ materially from the amounts that we have budgeted. We have not to date engaged in any formal hedging activity with regard to foreign currency risk.

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to our deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $0.0005 for each one-peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

Further, local operations may require funding that exceeds operating cash flow, and there may be restrictions on expatriating proceeds and/or adverse tax consequences associated with such funding.  To the extent that funding is required, there may be exchange controls limiting such funding or adverse tax consequences associated with such funding. In addition, taxes and exchange controls may affect the dividends that we receive from foreign subsidiaries.

In the course of our development activities, we have sustained losses and expect such losses to continue through at least March 2012.   We expect to finance our operations primarily through our existing cash and any future financing.  There exists substantial doubt about our ability to continue as a going concern, and the Report of our Independent Registered Public Accounting Firm included  in this report contains an explanatory paragraph with respect thereto.

We anticipate that after September 2011, we will need to obtain additional capital for such purposes.  In order to obtain capital, we may need to sell additional shares of our equity or debt securities, or borrow funds from private or institutional lenders. Because of the recent volatility in the credit, stock,, and commodities markets, and our status as an early stage company, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").  U.S. GAAP represents a comprehensive set of accounting and disclosure rules and requirements.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Should we experience significant changes in the estimates or assumptions that would cause a material change to the amounts used in the preparation of our financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

The Company believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates that are particularly significant to the consolidated financial statements include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion, amortization, asset retirement obligations and accrued revenues and effects of purchase price allocations.

Property and equipment, net

Property and equipment consists primarily of office furniture, software and equipment and is stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives ranging from two to five years.  Depreciation expense for the years ended December 31, 2010 and 2009 was $89,704 and $61,728, respectively.

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

Depletion of capitalized oil properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  As of December 31, 2010 and 2009, the Company has properties in the amount of $11,897,506 and $1,599,951, respectively, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.  The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

For the years ended December 31, 2010 and 2009, the Company incurred an impairment of $3,563,417 and $6,403,544, respectively, on its oil properties.

Asset retirement costs are recognized when the asset is placed in service, and are included in the amortization base and amortized over proved reserves using the units of production method. Asset retirement costs are estimated by management using existing regulatory requirements and anticipated future inflation rates.

Oil and Natural Gas Reserve Quantities

The Company’s estimate of proved reserves is based on the quantities of oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Ryder Scott Company prepares a reserve and economic evaluation of all the Company’s properties utilizing information provided to it by management and other information available, including information from the operator of the property. The estimate of the Company’s proved reserves as of December 31, 2010 and 2009 has been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first- day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing.

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

The Company’s proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil eventually recovered.

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

In accordance with guidance of the FASB ASC - Topic no. 350-10, Goodwill and Other, the Company tests goodwill for impairment in the first quarter of each fiscal year or at any other time when impairment indicators exist by comparing the fair value of the reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. Examples of such indicators, which would cause the Company to test goodwill for impairment between annual tests, include a significant change in the business climate, significant unexpected competition, significant deterioration in market share, and/or a loss of key personnel.  If goodwill is determined to be impaired, the loss is measured by the excess of the carrying amount of the reporting unit over its fair value. The Company’s annual goodwill impairment test derived no adjustment to its operating results.

Warrant derivative instruments

Effective January 1, 2009, we adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants issued during various private placement offerings contained provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

In accordance with FASB ASC Topic No. 815 – 40, the Company, beginning on January 1, 2009, recognized the warrants that contain these down round provisions as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $1,051,319 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 and the transfer of the fair value of derivative warrant instruments as of January 1, 2009 from additional paid-in capital to derivative warrant instruments liability of $1,253,242.  The cumulative effect adjustment of $1,051,319 was the difference between the amounts representing the fair value of warrants to purchase 2,392,400 shares of our common stock recognized in the consolidated balance sheet before initial adoption of FASB ASC Topic No. 815 – 40 and the amounts recognized in the consolidated balance sheet upon the initial application of FASB ASC Topic No. 815 – 40. The amounts recognized in the consolidated balance sheet as a result of the initial application of FASB ASC Topic No. 815 – 40 on January 1, 2009 were determined based on the amounts that would have been recognized if FASB ASC Topic No. 815 – 40 had been applied from the issuance date of the instruments. FASB ASC Topic No. 815 – 40 also requires that such instruments be measured at fair value at each reporting period.

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of December 31, 2010 and 2009. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

Loss per Common Share

The Company accounts for loss per share in accordance with FASB ASC Topic No. 260 – 10, which establishes the requirements for presenting earnings per share (“EPS”).  FASB ASC Topic No. 260 – 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the year ended December 31, 2010, the Company had potentially dilutive shares outstanding, including 2,635,000 options to purchase shares of common stock including 160,000 stock warrants issued to consultants and warrants to purchase 15,515,203 shares of common stock, and restricted stock units issued to key directors and employees that enable grantees to obtain 422,930 shares of common stock.  For the year ended December 31, 2009, the Company had potentially dilutive shares outstanding, including 2,451,667 options to purchase shares of common stock and warrants to purchase 8,647,186 shares of common stock.  There was no difference between basic and diluted loss per share for the years December 31, 2010 and 2009 as the effect of these potential common shares were anti-dilutive due to the net loss during both years.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accrued oil receivables, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term nature of these accounts.

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the Colombian peso. Balance sheet accounts of the Company’s Colombian subsidiary are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.  For the years ended December 31, 2010 and 2009, cumulative translation gains (losses) and foreign currency transaction gains (losses) were immaterial.

New Accounting Pronouncements

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

In December, 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations, which addresses the diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the amended guidance expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted the amended guidance on January 1, 2011, the adoption of which is not expected to impact the Company’s results of operations, cash flows or financial position as this guidance provides only disclosure requirements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited consolidated financial statements as of, and for the years ended, December 31, 2010 and 2009, are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control—Integrated Framework and the Internal Control over Financial Reporting—Guidance for Smaller Public Companies, both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered accounting firm pursuant to §989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the requirement that they include an attestation report of the company’s registered public accounting firm regarding management’s assessment of internal controls over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Interim Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

We have engaged third party consultants and have increased and formalized internal review procedures in an effort to ensure that our consolidated financial statements accurately reflect our financial condition and results of operations.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

Nadine C. Smith	53	Director and Chairman of the Board, Vice President and Interim Chief Financial Officer	February 7, 2008

Andrés Gutierrez Rivera	52	President, Chief Executive Officer and Director	June 1, 2008

Alexander F. D. Berger	45	Director	March 2, 2010

José Fernando Montoya Carrillo	57	Director	October 15, 2008

Jaime Navas Gaona	72	Director	July 23, 2008

Jaime Ruiz Llano	56	Director	July 1, 2008

Richard G. Stevens	64	Director	July 23, 2008

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

Ms. Smith serves as a director of WaferGen Bio-systems, Inc., a publicly held company engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research, headquartered in Fremont, California.  She also serves as Chairman of the Board of Loreto Resources Corporation, a public shell company formerly focused on the acquisition, development and production of significant base and precious metals deposits, now primarily seeking quality assets and investment opportunities.  Ms. Smith has previously served as a founding director of Gran Tierra Energy, Inc., an oil and gas exploration and production company operating in South America, Patterson-UTI Energy Inc. and American Retirement Corporation, all public companies. Ms. Smith has been a private investor and business consultant since 1990.

Ms. Smith received a Bachelor of Arts degree in economics from Smith College and a Master of Business Administration degree from Yale University.

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

From 2001 to 2006, Mr. Gutierrez was employed with Hocol, S.A., an oil and gas E&P company based in Bogotá, Colombia with operations in Colombia and Venezuela.  From 2004, Mr. Gutierrez served as one of three Vice Presidents reporting directly to the President of Hocol, S.A.  As Vice President Finance Administration, Human Talent and Operations, Mr. Gutierrez participated in defining Hocol’s long term strategy and company direction.  In 2005, Mr. Gutierrez participated in the development and execution of the divestiture of Hocol to Maurel & Prom for approximately $460 million.

Mr. Gutierrez obtained a bachelor degree in Civil Engineering from the Escuela Colombia de Ingenieria in 1982 in Bogotá, Colombia and a MSCE from Georgia Institute of Technology in March 1985 in Atlanta, Georgia.

Alexander F. D. Berger has been CEO of Oranje-Nassau Energie BV, a private Dutch exploration and production company, since 2009.  Mr. Berger worked for Shell International from 1993 to 2000, holding several technical and commercial positions in the United Kingdom and the Netherlands.  From 2000 to 2009, he worked for SHV Holdings NV as the Commercial Manager of its E&P subsidiary Dyas, an active North Sea investor in non-operated oil and gas assets, and in 2007 was appointed Managing Director of Dyas. While working for Dyas, Mr. Berger was instrumental in doubling the oil and gas portfolio through numerous successful North Sea and overseas acquisitions, plus he held several non-executive directorships on behalf of the company: Capricorn Energy, Delta Hydrocarbons and Ithaca Energy. Mister Berger has been a non-executive director of Cairn Energy plc since May 2010.

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

In 2002, Mr. Navas co-founded AGN-Exploration, an exploration-consulting firm based in Bogotá, Colombia, where he currently acts as the company’s President.  In 2005, Mr. Navas was appointed as one of the five members of the Investment Committee of LAEFM (Latin America Enterprise Fund Manager), the first hydrocarbon investment fund established in Colombia.

Mr. Navas holds a Masters in Science of Petroleum Geology from the Colorado School of Mines and a degree in Geology and Geophysics from Universidad Nacional, Bogotá, Colombia.

Jaime Ruiz Llano became our director on July 1, 2008.  Mr. Ruiz has been involved in government affairs in Colombia for the past 20 years.  Mr. Ruiz has held various high-level government positions throughout his career.  In 1991, Mr. Ruiz was elected as a Senator in the Colombian Congress. He served in that capacity until 1994.  From 1998 to 1999, Mr. Ruiz held the position of Director for the Colombian National Planning Department, the government entity controlling the national budgeting and government planning strategies; in 1999 he served as Special Presidential Advisor for Government Affairs to the President of Colombia.

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

Mr. Stevens was the lead independent director of Chordiant Software, Inc. until Chordiant's sale in April 2010.  Mr. Stevens previously served as Chairman of the Audit Committee of Verity, Inc., a software firm based in Sunnyvale, CA, and at Pain Therapeutics, Inc., a bioscience company in South San Francisco.

Mr. Stevens holds a Bachelor of Science Degree with honors from the University of San Francisco, and is a licensed Certified Public Accountant in the States of California and New York, and a Certified Fraud Examiner.

Non-Executive Senior Management

The following sets forth information regarding certain of our senior managers:

Exploration Manager - Carlos Lombo:  Carlos Lombo has more than 23 years of oil and gas industry experience. Mr. Lombo was most recently an external geological consultant (from 2003 to 2008) with numerous oil and gas companies and government entities including: Occidental Petroleum Colombia (OXY), Nexen Petroleum, Ecopetrol, ANH, and Solana Resources Ltd amongst many others. As a consultant, Mr. Lombo was responsible for all aspects of seismic interpretation, prospect and geological evaluations, assessment of exploration opportunities and other tasks. Prior to this period, Mr. Lombo was an Exploration Geologist Project Manager with Ecopetrol, the Colombia, state-owned oil and gas company, from 1986 to 2003. Mr. Lombo served over 17 years in this capacity, working extensively throughout every basin of the Colombian topography across numerous exploration projects. Mr. Lombo earned a Bachelor of Arts degree in Mathematics from the District University in Bogotá and a Masters degree in Geology from the National University of Colombia.

Financial Manager – Carol Ojeda: Ms. Ojeda has over ten years of experience in auditing and accounting in oil and gas, mining and utilities companies. Prior to join La Cortez, she was the Leader of Financial Reporting at Colombia Energy Development for six months. From 2007 to 2009, Ms. Ojeda worked for Deloitte Kazakhstan as Audit Manager, serving numerous mining and oil and gas clients. Ms Ojeda also worked for other “big four” accounting firms in Colombia for over nine years with clients in the oil and gas, mining and utilities sectors in Colombia. Ms. Ojeda holds a Bachelors Degree in Public Accounting from the National University of Colombia.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  Nevertheless, our Board of Directors has determined that four of our seven directors, Messrs. Ruiz Llano, Navas Gaona, Stevens and Montoya Carrillo, including all of our audit committee members (see below), are “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market. The non-independent members of the Board of Directors are Ms. Smith and Mr. Gutierrez by virtue of their positions as executive officers of the Company and Mr. Berger by virtue of his relationship with Avante and Avante's stock ownership in the Company. Ms. Smith is the Chairman of the Board.

Board of Directors

The Board of Directors is comprised of seven directors. As stated above, majority of the Board of Directors are independent.

Management has been delegated the responsibility for meeting defined corporate objectives, implementing approved strategic and operating plans, carrying on the Company's business in the ordinary course, managing cash flow, evaluating new business opportunities, recruiting staff and complying with applicable regulatory requirements. The Board of Directors exercises its supervision over management by reviewing and approving long-term strategic, business and capital plans, material contracts and business transactions, and all debt and equity financing transactions.

Code of Ethics

During the fiscal year ended December 31, 2010, we adopted a Code of Ethics and Business Conduct (“Code of Ethics”) for our employees, officers and directors that complies with SEC regulations. The Code of Ethics is available free of charge on our website at www.lacortezenergy.com, by clicking on the Company Overview link, then the Corporate Governance link. We intend to timely disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC and any securities exchange on which our shares may be listed by filing such amendment or waiver with the SEC.

Committees and Meetings

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are each governed by a specific charter, each of which is available on our website at lacortezenergy.com, and all members of these committees are independent directors. In determining the independence of directors, we have referred to the NYSE Amex’s independence standards as well as the SEC requirements for independence of directors on the Audit Committee. Compliance with these requirements is reviewed annually by the Nominating and Corporate Governance Committee.

The Board has at least one regularly scheduled meeting per year. In addition, the Board holds special meetings whenever requested by either the Chairman of the Board, the President, any Vice President or by any two or more directors. The Audit Committee has no less than one meeting per quarter. The Compensation Committee meets at least twice a year and the Nominating and Corporate Governance Committee meets at least once a year. In addition, special meetings of the Board or any Committee may be called from time to time as determined by the needs of the business.

During fiscal 2010, the Board of Directors held five meetings, and took action by unanimous written consent in lieu of a meeting eight times. During 2010, all directors attended at least 75% of the combined total of (i) all Board meetings and (ii) all meetings of committees meeting to meet without management present.

Director Attendance at Annual Meetings

Each of our directors is expected to be present at annual meetings of our stockholders absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, we will arrange for the director's participation by means where the director can hear, and be heard by, those present at the meeting. Last year, we did not hold an annual meeting.

Audit Committee

The purpose of the Audit Committee of the Board of Directors is to represent and assist the Board in monitoring (i) accounting, auditing, and financial reporting processes; (ii) the integrity of our financial statements; (iii) our internal controls and procedures designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) the appointment of and evaluating the qualifications and independence of our independent registered public accounting firm. The Audit Committee's specific responsibilities are set forth in its charter, a copy of which is set forth in Appendix C to this Listing Application. The Audit Committee currently consists of Richard G. Stevens (Chairman), Jaime Ruiz Llano and José Fernando Montoya Carrillo, each of whom is financially literate and has been determined by the Board of Directors to be independent. The Audit Committee met 5 times in fiscal 2010. The Board of Directors has determined that all Audit Committee members are financially literate under the current listing standards of the NYSE AMEX. The Board also determined that Mr. Stevens qualifies as an “audit committee financial expert” as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002.

All three directors comprising the Audit Committee have held various executive management positions in which they were responsible for receiving financial information relating to the entities to which they were executive managers. They had, or developed, an understanding of financial statements comprising the Audit Committee have held various executive management positions in which they were responsible for receiving financial information relating to the entities to which they were executive managers. They had, or developed, an understanding of financial statements generally and how those statements are used to assess the financial position of a company and its operating results. Each member of the Audit Committee also has a significant understanding of the business in which the Company is engaged in and has an appreciation for the relevant accounting principles for the business of the Company. In addition, Mr. Stevens Mr. Stevens served as a partner with Ernst & Young LLP and Coopers & Lybrand LLP (now known as PricewaterhouseCoopers, LLP), both of which are public accounting firms. See “Directors and Executive Officers” for descriptions of the relevant education and experience of each member of the Audit Committee.

At no time since the commencement of the Company's most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board of Directors.

The Audit Committee is responsible for the oversight of the Company's financial reporting process on behalf of the Board of Directors and such other matters as specified in the Committee's charter or as directed by the Board. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us (or to nominate the independent registered public accounting firm for stockholder approval), and each such registered public accounting firm must report directly to the Audit Committee. Our Audit Committee must approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement fees therefor and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.

AUDIT COMMITTEE REPORT

The Audit Committee of the Company’s Board of Directors is composed of three independent directors and operates under a written charter adopted by the Board of Directors. The Audit Committee is responsible for the selection of the Company’s independent registered public accounting firm.

Management is responsible for the Company’s internal controls, the financial reporting process and preparation of the consolidated financial statements of the Company. The independent registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. In carrying out its duties, the Committee relies in part on the information provided to it, and on the representations made to it, by management and the independent registered public accounting firm.It should be noted that the Committee members are not professionally engaged in the practice of accounting or auditing.

In this context, the Committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee further discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended, and as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Company’s independent registered public accounting firm also provided to the Audit Committee the written disclosures and letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and as adopted by the Public Company Accounting Oversight Board, and the Audit Committee discussed with the independent registered public accounting firm that firm’s independence.

Based upon the Audit Committee’s discussions with management and the independent registered public accounting firm and the Audit Committee’s review of the representations of management and the reports and letter of the independent registered public accounting firm provided to the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for filing with the Securities and Exchange Commission.

Audit Committee:

Richard G. Stevens (Chairman)
Jaime Ruiz Llano
José Fernando Montoya Carrillo

March 31, 2011

Compensation Committee

The purpose of the Compensation Committee of the Board of Directors with respect to compensation of our executive officers and directors is (i) to assist the Board in discharging its responsibilities with respect to compensation of our executive officers and directors, (ii) to evaluate the performance of our executive officers, (iii) to assist the Board in developing succession plans for executive officers and (iv) to administer our stock and incentive compensation plans and recommend changes in such plans to the Board as needed. The Compensation Committee establishes the compensation of senior executives on an annual basis. The Compensation Committee currently consists of José Fernando Montoya Carrillo (Chairman), Alexander Berger and Jaime Ruiz llano, each of whom has been determined by the Board of Directors to be independent under the NYSE Amex listing standards. The Compensation Committee was constituted on October 6, 2010, and did not meet during fiscal 2010.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee of the Board of Directors is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and in developing and implementing corporate procedures and policies. The Nominating and Corporate Governance Committee currently consists of Jaime Ruiz Llano (Chairman), Alexander Berger and Richard G. Stevens, each of whom has been determined by the Board of Directors to be independent under the NYSE Amex listing standards. The Nominating and Corporate Governance Committee was constituted on October 6, 2010, and did not meet during fiscal 2010, but acted once by unanimous written consent in lieu of a meeting.

The entire Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of the stockholders. The Nominating and Corporate Governance Committee is responsible for identifying, screening, and recommending candidates to the entire Board for prospective Board membership. When formulating its Board membership recommendations, the Nominating and Corporate Governance Committee also considers any qualified candidate for an open board position timely submitted by our stockholders in accordance with our established procedures.

The Nominating and Corporate Governance Committee will consider stockholder recommendations of candidates when the recommendations are properly submitted. Stockholder recommendations should be submitted to us under the procedures discussed in “Procedures For Security Holder Submission of Nominating Recommendations,” which is available on our website at www.lacortezenergy.com, by clicking on the Company Overview link, then the Corporate Governance link. Written notice of any nomination must be timely delivered to La Cortez Energy, Inc., Calle 67 #7-35, Oficina 409, Bogota, Colombia, or c/o Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, NY 10025, Attention: Nominating and Corporate Governance Committee, c/o Chief Executive Officer.

The Nominating and Corporate Governance Committee will evaluate and recommend candidates for membership on the Board of Directors consistent with criteria established by the Committee. When considering a potential non-incumbent candidate, the Nominating and Corporate Governance Committee will factor into its determination the following qualities of a candidate: professional experience, including whether the person is a current or former Chief Executive Officer or Chief Financial Officer of a public company, integrity, professional reputation, independence and ability to represent the best interests of our stockholders.

The Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating non-incumbent candidates for director. The Nominating and Corporate Governance Committee regularly assesses the appropriate size and composition of the Board, the needs of the Board and the respective committees of the Board and the qualifications of candidates in light of these needs. The Committee will solicit recommendations for nominees from persons that the Committee believes are likely to be familiar with qualified candidates, including members of the Board, our management or a professional search firm. The evaluation of these candidates may be based solely upon information provided to the committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the committee deems appropriate, including the use of third parties to review candidates.

Evaluation and Reserves Committee

In October 2008, our Board of Directors, by unanimous consent, established an Evaluation and Reserves Committee. The members of this committee are Messrs. Gutierrez, Montoya and Navas (Chairman). This committee was established to, among other things, fulfill the Board's oversight responsibilities with respect to evaluating and reporting on our oil and gas reserves and reviewing and approving non-binding proposals, indications of interest, bids, memoranda of understanding and the like with respect to potential business prospects of and investments and acquisitions by us. The evaluation and reserves committee currently does not operate under a charter although its authority and powers have been enumerated by the Board.

Stockholder Communication with the Board

Stockholders may communicate with the Board of Directors, members of particular committees or individual directors, by sending a letter to such persons in care of our Chief Executive Officer at our principal executive offices. The Chief Executive Officer has the authority to disregard any inappropriate communications or to take other appropriate actions with respect to any inappropriate communications. If deemed an appropriate communication, the Chief Executive Officer will submit the correspondence to the Chairman of the Board or to any committee or specific director to whom the correspondence is directed. Procedures for sending communications to the Board of Directors can be found on our website at lacortezenergy.com, by clicking on the Company Overview link, then the Corporate Governance link. Please note that all such communications must be accompanied by a statement of the type and amount of our securities that the person holds; any special interest, meaning an interest that is not derived from the proponent's capacity as a shareholder, of the person in the subject matter of the communication; and the address, telephone number and e-mail address, if any, of the person submitting the communication.

Compliance with Section 16(a) of the Exchange Act

Prior to January 15, 2010, our common stock was not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act prior to that date.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under  Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation to the Company from the reporting person that no Form 5 is required, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of the Company’s common stock, or any other person known to the Company to be subject to section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except as described below:

Name	Number of late reports	Number of transactions that were not reported on a timely basis	Failure to file a required Form

Nadine C. Smith	2	2	—
Andrés Gutierrez Rivera	1	2	—
Alexander F. D. Berger	1	1	—
José Fernando Montoya Carrillo	1	1	—
Jaime Navas Gaona	1	1	—
Jaime Ruiz Llano	1	1	—
Richard G. Stevens	1	1	—

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2010 that received annual compensation during the fiscal year ended December 31, 2010 in excess of $100,000. The Compensation Committee of the Board of Directors is responsible for determining executive compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrés Gutierrez Rivera, Chief Executive Officer(1)	2010	$250,000	-	$72,338	-	-	-	-	$322,338
	2009	$250,000	$62,500	$51,802	-	-	-	-	$364,302
Nadine C. Smith, Vice President and Interim Chief Financial Officer(2)	2010	-	-	$146,624	-	-	-	-	$146,624
	2009	-	-	-	-	-	-	-	-

(1)
On September 23, 2010, the Board of Directors approved an award to Mr. Gutierrez of 43,169 restricted stock units (“RSUs”) under the Company’s 2008 Equity Incentive Plan (valued for purposes of this disclosure at the grant date fair value of $1.68 per RSU based on the provisions of ASC Topic 718, “Stock-Based Compensation” (“ASC Topic 718”).  These RSUs will vest in 1/3 increments on each of the first three anniversaries of the date of grant.

Also in 2010, a bonus was paid to Mr. Gutierrez for 2009, consisting of $62,500 in cash and 43,169 fully vested restricted shares of common stock (valued for purposes of this disclosure at the grant date fair value of $1.20 per share based on the provisions of ASC Topic 718.  (The Board determined the amount of the bonus as follows:  an amount equal to 50% of Mr. Gutierrez’s 2009 base salary, to be paid (a) 50% in cash and (b) as an award of immediately vested restricted common stock having a value equal to 50% of such bonus (calculated at the volume weighted average price per share of the common stock as traded on the OTC Bulletin Board for the three month period ending on the date of the award, discounted by 15%, which the Board determined to be the fair market value as of that date)).

No bonus has yet been determined by the Board or paid to Mr. Gutierrez for 2010; however, we have accrued $125,000 in 2010 bonus compensation payable at December 31, 2010.  Mr. Gutierrez received a bonus of $72,915 for 2008, which was not paid until 2010 and is not included in the table above.

(2)
Ms. Smith receives no compensation in her capacities as Vice President and Interim Chief Financial Officer. On September 23, 2010, the Board of Directors approved an award to Ms. Smith, in her capacity as director and Chairman of the Board, of 87,500 RSUs under the Company’s 2008 Equity Incentive Plan (valued for purposes of this disclosure at the grant date fair value of $1.68 per RSU based on the provisions of ASC Topic 718.  These RSUs will vest in 1/3 increments on each of the first three anniversaries of the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by the Company’s Named Executive Officers at December 31, 2010.

Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date

Andrés Gutierrez Rivera, Chief Executive Officer	666,667	333,333	-	2.20	July 1, 2018

Nadine Smith, Vice President and Interim Chief Financial Officer (1)	116,667	58,333	-	2.20	July 1, 2018

(1)
Ms. Smith receives no compensation in her capacities as Vice President and Interim Chief Financial Officer.  The Option Awards value reflects option grants made to Ms. Smith in her capacity as director and Chairman.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Andrés Gutierrez Rivera, Chief Executive Officer (2)	43,169	$47,918	-	-

Nadine Smith, Vice President and Interim Chief Financial Officer (3)	87,500	97,125	-	-

(1)	Based on the closing market price of the Company’s common stock of $1.11 on December 31, 2010.

(2)
On September 23, 2010, the Board of Directors approved an award to Mr. Gutierrez of 43,169 RSUs under the Corporation’s 2008 Equity Incentive Plan.  These RSUs will vest in 1/3 increments on each of the first three anniversaries of the date of grant.

(3)
On September 23, 2010, the Board of Directors approved an award to Ms. Smith of 87,500 RSUs under the Corporation’s 2008 Equity Incentive Plan.  These RSUs will vest in 1/3 increments on each of the first three anniversaries of the date of grant.

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

No Milestones were established for the years ending December 31, 2008 or 2009.  Bonuses were paid to Mr. Gutierrez of $125,000 in cash for 2008 and $62,500 in cash and $62,500 in shares of common stock for 2009.  As of December 31, 2010, we had accrued a bonus payable to Mr. Gutierrez in the amount of $125,000 related to Mr. Gutierrez’s performance during fiscal 2010, but no 2010 bonus has yet been established by the Board of Directors.

On July 1, 2008, and in accordance with his employment agreement, we granted Mr. Gutierrez an option to purchase an aggregate of 1,000,000 shares of our common stock under our 2008 Equity Incentive Plan. This option vests in three equal annual installments beginning on June 1, 2009 and is exercisable at a price of $2.20.

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

Further, in the event of the termination of Mr. Gutierrez’s employment in connection with a Change of Control, as defined in the Employment Agreement or by Mr. Gutierrez for good reason, any options then held by Mr. Gutierrez that have not already vested in accordance with their terms shall immediately vest and become exercisable as of the date of such termination and Mr. Gutierrez shall have nine (9) months from the date of termination to exercise any or all such options.

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

Compensation of Non-Employee Directors

Our Board of Directors currently consists of five non-employee directors and two executive officers.  We do not provide cash or incentive compensation for the services of executive officers as directors.

Our Board of Directors, on July 23, 2008, approved a compensation package for our non-employee directors5. This compensation package provided for the grant of stock options to purchase 100,000 shares of our common stock to each new non-employee director upon his or her appointment or election to the Board of Directors. These options have an exercise price equal to or greater than the fair market value of the common stock on the date of grant of an option award and will fully vest in equal, one-third installments over three years. In addition, each non-employee director received annual cash compensation of $12,000.  The chairman of the Audit Committee also received additional annual compensation of $15,000 and the chairmen of the Compensation, Reserves and Nominating and Corporate Governance Committees of our Board of Directors (when formed) would also each receive additional annual cash compensation of $5,000. Each non-employee director would receive $1,000 for attendance at each committee meeting of the Board of Directors, or $500 for telephonic attendance. Directors were also reimbursed for reasonable out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

On September 23, 2010, Our Board of Directors approved a revised compensation package for our non-employee directors6. Each new non-employee director will be granted stock options to purchase 100,000 shares of common stock upon his or her appointment or election to the Board of Directors. These options will have an exercise price equal to the fair market value of the common stock on the date of grant, as reasonably determined by the Board of Directors, will fully vest in equal, one-third installments over three years and shall be subject to such other provisions and terms, consistent with the Corporation’s 2008 Equity Incentive Plan, as are set forth in option agreements relating to the grant.  Each non-employee director will receive annual cash compensation of $12,000.  The chairman of the Audit Committee will receive additional annual compensation of $30,000; and the chairmen of the Compensation, Reserves and Nominating and Corporate Governance Committees will each receive additional annual cash compensation of $15,000. Each non-employee director will receive $2,000 for attendance at each committee meeting of the Board of Directors, or $1,000 for telephonic attendance.  All directors will be reimbursed for reasonable out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

5	On July 23, 2008, our Board of Directors approving our non-director compensation plan consisted of Nadine Smith, Andrés Gutierrez, Jaime Ruiz and Richard Stevens.

6
On September 23, 2010, our Board of Directors approving our non-director compensation plan consisted of Nadine Smith, Andrés Gutierrez, Alexander F. D. Berger, José Fernando Montoya, Jaime Ruiz, Jaime Navas and Richard Stevens.

Amendments to our director compensation package must be approved by Compensation Committee of the Board.

The following table sets forth information regarding compensation accrued to the Company’s non-employee directors for the year ended December 31, 2010.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non- equity incentive plan compensa- tion ($)	Nonqualified deferred compensation earnings ($)	All other compen- sation ($)	Total ($)

Alexander F. D. Berger	9,967	-	97,908	-	-	83,785	191,660
José Fernando Montoya Carrillo	22,542	-	-	-	-	83,785	106,327
Jaime Navas Gaona	22,000	-	-	-	-	83,785	105,785
Jaime Ruiz Llano	20,542	-	-	-	-	83,785	104,327
Richard G. Stevens	35,250	-	-	-	-	83,785	119,035

(1)	Option awards expense as reported here and in our financial statements has been recorded in accordance with FASB ASC Codification.

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

Administration

It is expected that the Compensation Committee of the Board of Directors, or the Board of Directors in the absence of such a committee, will administer the 2008 Equity Incentive Plan.  Subject to the terms of the 2008 Equity Incentive Plan, the Compensation Committee would have complete authority and discretion to determine the terms of awards under the 2008 Equity Incentive Plan.

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

Grants to Directors

On March 2, 2010, the Board approved non-incentive stock option grants under the 2008 Equity Incentive Plan to purchase 100,000 shares of its common stock to Alexander F.D. Berger, its newly appointed director. These options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. These options can be exercised at a price of $2.11 per share, vest over three years from the date of grant and expire after ten years. This has not been signed yet.

On September 23, 2010, the Board approved awards to each of  its non-employee directors of RSUs under the Corporation’s 2008 Equity Incentive Plan, in the amounts specified next to each director’s name below.  These RSUs will vest in 1/3 increments on each of the first three anniversaries of the date of grant.

Nadine Smith	87,500 shares
José Montoya	50,000 shares
Jaime Ruiz	50,000 shares
Jaime Navas	50,000 shares
Rick Stevens	50,000 shares
Alexander Berger	50,000 shares

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 29, 2011 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o La Cortez Energy, Inc., Calle 67 #7-35, Oficina 409, Bogotá, Colombia.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class (2)

Nadine C. Smith	Common Stock	3,223,667	(3)	6.9%

Andrés Gutierrez Rivera	Common Stock	784,836	(4)	*

Alexander F. D. Berger	Common Stock	33,334	(5)	*

José Fernando Montoya Carrillo	Common Stock	400,001	(6)	*

Jaime Navas Gaona	Common Stock	66,668	(7)	*

Jaime Ruiz Llano	Common Stock	66,668	(8)	*

Richard G. Stevens	Common Stock	66,668	(7)	*

All directors and executive officers as a group (7 persons)	Common Stock	4,641,842		9.7%

Avante Petroleum S.A.	Common Stock	16,033,439	(5)(9)	32.6%

Professional Trading Services SA	Common Stock	2,600,000	(10)	5.5%

Macquarie Bank Limited	Common Stock	2,571,429	(11)	5.5%

LW Securities, Ltd.	Common Stock	2,403,114	(12)	5.1%

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 29, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 46,240,910 shares of our common stock outstanding as of March 29, 2011,

(3)
Includes 389,000 shares of our common stock issuable within 60 days upon the exercise of warrants.  Includes 116,667 shares of our common stock issuable within 60 days upon the exercise of vested options granted under our 2008 Equity Incentive Plan; does not include 58,333 shares of our common stock issuable upon the exercise of options granted under the 2008 Equity Incentive Plan, which vest on July 1, 2011; also does not include 87,500 shares of common stock issuable upon vesting of RSUs, which will vest in three equal installments beginning September 23, 2011.

(4)
Includes 25,000 shares of our common stock issuable within 60 days upon the exercise of warrants.  Includes 666,667 shares of our common stock issuable within 60 days upon the exercise of vested options granted under our 2008 Equity Incentive Plan. Does not include 333,333 shares of our common stock issuable upon the exercise of options granted under the 2008 Equity Incentive Plan, which vest on July 1, 2011.  Also does not include 43,169 shares of common stock issuable upon vesting of RSUs granted under the 2008 Equity Incentive Plan, which will vest in three equal installments beginning September 23, 2011.

(5)
Includes 33,334 shares of our common stock issuable within 60 days upon the exercise of vested options granted under our 2008 Equity Incentive Plan to our director Alexander Berger and beneficially owned by Oranje-Nassau Energie B.V.; does not include 66,666 shares of our common stock issuable upon the exercise of options granted under the 2008 Equity Incentive Plan to Alexander Berger and owned by Oranje-Nassau Energie B.V., which vest in two equal annual installments beginning on July 1, 2011; also does not include 50,000 shares of common stock issuable upon vesting of RSUs granted under the 2008 Equity Incentive Plan to or director Alexander Berger and beneficially owned by Oranje-Nassau Energie B.V., which will vest in three equal annual installments beginning September 23, 2011.  Mr. Berger is CEO of Oranje-Nassau Energie B.V., a privately held independent oil and gas investment company, which is an affiliate of Avante Petroleum SA.  Under the terms of his employment with Oranje-Nassau Energie B.V., Oranje-Nassau is the beneficial owner of the options granted to Mr. Berger as compensation for his services as a director of the Company. Avante Petroleum may also be deemed to be a beneficial owner of the options.  Mr. Berger disclaims beneficial ownership of shares of our common stock beneficially owned by Avante Petroleum SA or by Oranje-Nassau Energie B.V.

(6)
Includes 200,000 shares of our common stock held by Jade & Adamo Associates (“JAA”) and 100,000 shares of our common stock issuable within 60 days upon the exercise of warrants held by JAA.  Mr. Montoya owns sixty-five percent (65%) of JAA and disclaims beneficial ownership of thirty-five percent (35%) of our common stock held by and issuable to JAA.  Includes 66,668 shares of our common stock issuable within 60 days upon the exercise of options granted under our 2008 Equity Incentive Plan; does not include 33,333 shares of our common stock issuable upon the exercise of options granted under the 2008 Equity Incentive Plan, which vest on November 7, 2011; also does not include 50,000 shares of common stock issuable upon vesting of RSUs granted under our 2008 Equity Incentive Plan, which will vest in three equal installments beginning September 23, 2011.

(7)
Includes 66,668 shares of our common stock issuable within 60 days upon the exercise of vested options granted under our 2008 Equity Incentive Plan; does not include 33,333 shares of our common stock issuable upon the exercise of options granted under the 2008 Equity Incentive Plan, which vest on July 23, 2010; also does not include 50,000 shares of common stock issuable upon vesting of RSUs granted under our 2008 Equity Incentive Plan, which will vest in three equal installments beginning September 23, 2011.

(8)
Includes 66,668 shares of our common stock issuable within 60 days upon the exercise of vested options granted under our 2008 Equity Incentive Plan; does not include 33,333 shares of our common stock issuable upon the exercise of options granted under the 2008 Equity Incentive Plan, which vest on July 1, 2010; also does not include 50,000 shares of common stock issuable upon vesting of RSUs granted under our 2008 Equity Incentive Plan, which will vest in three equal installments beginning September 23, 2011.

(9)
Includes 13,142,962 shares of common stock owned directly by Avante Petroleum S.A. and 2,857,143 shares of common stock issuable within 60 days upon the exercise of warrants owned by Avante Petroleum S.A.  Also includes 33,334 shares of our common stock issuable within 60 days upon the exercise of vested options granted under our 2008 Equity Incentive Plan to or director Alexander Berger and beneficially owned by Oranje-Nassau Energie B.V., which is an affiliate of Avante Petroleum SA.; does not include 66,666 shares of our common stock issuable upon the exercise of options granted under the 2008 Equity Incentive Plan to or director Alexander Berger and beneficially owned by Oranje-Nassau Energie B.V., which vest in two equal annual installments beginning on July 1, 2010; also does not include 50,000 shares of common stock issuable upon vesting of RSUs granted under the 2008 Equity Incentive Plan to or director Alexander Berger and beneficially owned by Oranje-Nassau Energie B.V., which will vest in three equal installments beginning September 23, 2011.

(10)	Includes 650,000 shares of our common stock issuable within 60 days upon the exercise of warrants.

(11)	Includes 857,143 shares of our common stock issuable within 60 days upon the exercise of warrants.

(12)
Includes 756,000 shares of common stock owned of record by LW Securities, Ltd.; 750,000 shares of common stock issuable within 60 days upon the exercise of warrants held of record by LW Securities, Ltd.;  611,400 shares of common stock held by LW Emerging Markets Opportunities Master Fund Ltd.; and 285,714 shares of common stock issuable within 60 days upon the exercise of warrants held by LW Emerging Markets Opportunities Master Fund Ltd.  LW Securities, Ltd. disclaims beneficial ownership of 750,000 of shares of common stock and warrants to purchase 750,000 shares of common stock, which are held of record by LW Securities, Ltd. for the benefit of several clients, and with respect to which LW Securities, Ltd. represents that it has no pecuniary interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below and elsewhere in this report, there have been no transactions since the beginning of our last fiscal year, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

On March 2, 2010, we conducted a third closing of a private placement of units, in which we sold 857,144 units for aggregate gross proceeds of $1.5 million.  Each of these units consisted of (i) one share of our common stock and (ii) a common stock purchase warrant to purchase one-half (1/2) of one share of our common stock, exercisable for a period of three years at an exercise price of $3.00 per whole share.  Investors in this offering included our Chairman, Nadine C. Smith, who purchased 58,000 units on March 2, 2010, for an aggregate purchase price of $101,500, on the same terms as the other investors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009
Audit fees (1)	$226,161	$498,307
Audit-related fees (2)	$95,986	$19,957
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$322,147	$518,264

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”  The majority of the 2010 and 2009 audit related fees were fees in connection with proposed or consummated acquisitions.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such registered public accounting firm must report directly to the Audit Committee.  Our Audit Committee must approve in advance all audit, review and attest services and all permissible non-audit services (including, in each case, the engagement fees therefore and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.

Our Audit Committee selected BDO USA, LLP as our independent registered public accountants for purposes of auditing our financial statements for the years ended December 31, 2010 and 2009.  In accordance with Audit Committee practice, BDO USA, LLP was pre-approved by the Audit Committee to perform these audit services for us prior to its engagement.

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

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on February 8, 2008 (1)

3.2	*	Conformed By-Laws of the Registrant

10.1	10.1	Employment Agreement dated May 13, 2008 by and between the Registrant and Andrés Gutierrez Rivera (2)

10.2	10.1	Form of Stock Option Agreement to Directors under the Registrant’s 2008 Equity Incentive Plan, as amended (3)

10.3	10.1	Form of Stock Option Agreement to Executive Officers under the Registrant’s 2008 Equity Incentive Plan, as amended (3)

10.4	10.1	Split-Off Agreement dated August 15, 2008 by and among the Registrant, de la Luz Chocolates, Inc., and Maria de la Luz (4)

10.5	10.2	General Release Agreement dated August 15, 2008, by and among the Registrant, de la Luz Chocolates, Inc., and Maria de la Luz (4)

10.6	10.1	Form of Subscription Agreement for 2008 unit offering(5)

10.7	10.2	Form of Warrant for 2008 unit offering (5)

10.8	10.3	Form of Registration Rights Agreement for 2008 unit offering (5)

10.9	10.6	The Registrant’s Amended and Restated 2008 Equity Incentive Plan (6)

10.10	10.1	Memorandum of Understanding between the Registrant and Petroleos del Norte S. A. dated as of December 22, 2008 (7)

10.11	10.11	Farm-Out Agreement (Maranta E&P Block) by and between Emerald Energy Plc Sucursal Colombia and La Cortez Energy Colombia, Inc. dated as of February 6, 2008 (8)

10.12	10.1	Form of subscription agreement for July 2009 unit offering (9)

10.13	10.2	Form of warrant for July 2009 unit offering (9)

10.14	10.3	Form of registration rights agreement for July 2009 unit offering (9)

10.15	10.1	Joint Operating Agreement between Petroleos del Norte S.A. and La Cortez Energy Colombia, Inc., dated as of February 23, 2009 (10)

Exhibit No.	SEC Report Reference Number	Description

10.16	4.1	Form of common stock purchase warrant dated December 29, 2009 (11)

10.17	10.17	Stock Purchase Agreement between the Registrant and Avante Petroleum SA, dated as of March 2, 2010 (12)

10.18	10.18	Stockholder Agreement among the Registrant, Avante Petroleum SA, Nadine Smith and Andrés Gutierrez, dated as of dated as of March 2, 2010 (12)

10.19	10.19	Share Escrow Agreement among the Registrant, Avante Petroleum SA and Robert Jan Jozef Lijdman, dated as of March 2, 2010 (12)

10.20	10.20	Subscription Agreement between the Registrant and Avante Petroleum SA, dated as of March 2, 2010 (12)

10.21	10.21	Registration Rights Agreement between the Registrant and Avante Petroleum SA, dated as of March 2, 2010 (12)

10.22	10.22	Form of Common Stock Purchase Warrant issued to Avante Petroleum SA (12)

10.23	10.1	Form of subscription agreement for 2009/2010 unit offering (13)

10.24	10.2	Form of warrant for 2009/2010 unit offering (13)

10.25	10.3	Form of registration rights agreement for 2009/2010 unit offering (13)

14.1	14	Code of Ethics (14)

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

(12)
Filed with the SEC on April 16, 2010 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-138465) on Form 10-K, which exhibit is incorporated herein by reference.

(13)
Filed with the SEC on April 23, 2010 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-138465) on Form 8-K, which exhibit is incorporated herein by reference.

(14)
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

LA CORTEZ ENERGY, INC.

Dated: March 31, 2011	By:	/s/ Andrés Gutierrez Rivera
Andrés Gutierrez Rivera
President and Chief Executive Officer

	By:	/s/ Nadine C. Smith
Nadine C. Smith
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nadine C. Smith	Chairman of the Board, Interim Chief	March 31, 2011
Nadine C. Smith	Financial Officer

/s/ Andrés Gutierrez Rivera	President and Chief Executive Officer,	March 31, 2011
Andrés Gutierrez Rivera	Director

/s/ Alexander F. D. Berger	Director	March 31, 2011
Alexander F. D. Berger

/s/ José Fernando Montoya	Director	March 31, 2011
José Fernando Montoya Carrillo

/s/ Jaime Navas Gaona	Director	March31, 2011
Jaime Navas Gaona

/s/ Jaime Ruiz Llano	Director	March 31, 2011
Jaime Ruiz Llano

/s/ Richard G. Stevens	Director	March 31, 2011
Richard G. Stevens

Report of Independent Registered Public Accounting Firm

Board of Directors
La Cortez Energy, Inc.
Bogota, Colombia

We have audited the consolidated balance sheets of La Cortez Energy, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Cortez Energy, Inc at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, during 2009 the Company prepared and presented its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company changed the manner in which it accounts for certain warrants pursuant to new authoritative guidance in FASB ASC topic 815-40, “Contract in Entity’s Own Equity”.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited operating history, no historical profitability, and has limited available funds that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Houston, Texas
March 31, 2011

LA CORTEZ ENERGY, INC.
Consolidated Balance Sheets
December 31, 2010 and 2009

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$8,327,020	$2,376,585
Accrued oil receivables	-	189,835
Employee advances and other receivables	14,603	26,294
Prepaid expenses	119,888	19,519
Total current assets	8,461,511	2,612,233
Oil properties, at cost:
Proved oil properties, using the full cost method of accounting	11,249,087	7,513,057
Unproved oil properties	11,897,508	1,599,951
Accumulated depletion and impairment	(10,476,624)	(6,706,603)
	12,669,971	2,406,405
Other property and equipment, net of accumulated depreciation of $175,309 and $100,274, respectively	181,121	204,206
Goodwill	5,591,422	-
Restricted cash	2,777,057	2,672,500
Total assets	$29,681,081	$7,895,344

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Accounts payable	$1,048,573	$2,518,565
Accrued liabilities	371,927	267,155
Derivative warrant instruments	7,457,125	7,500,138
Total current liabilities	8,877,625	10,285,858
Asset retirement obligation	127,606	3,860
Total liabilities	9,005,231	10,289,718
Commitments and contingencies (Note 11)
Shareholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 46,190,910 and 25,428,815 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	46,190	25,429
Additional paid-in capital	38,744,339	11,396,506
Accumulated deficit	(18,114,679)	(13,816,309)
Total shareholders' equity (deficit)	20,675,850	(2,394,374)

Total liabilities and shareholders' equity (deficit)	$29,681,081	$7,895,344

See accompanying notes to consolidated financial statements.

LA CORTEZ ENERGY, INC.
Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009

	Years Ended
	December 31,
	2010	2009
Revenues:
Oil revenues	$522,896	$189,835
Total revenues	522,896	189,835

Costs and expenses:
Operating costs	1,554,325	421,693
Depreciation, depletion, accretion and amortization	297,896	364,943
Impairment of oil properties	3,563,417	6,403,544
General and administrative	5,326,235	3,274,786
Total costs and expenses	10,741,873	10,464,966
Loss from operations	(10,218,977)	(10,275,131)

Non-operating income:
Unrealized gain on fair value of derivative warrant instruments, net	5,809,716	83,997
Interest and other income	161,782	49,404
Loss before income taxes	(4,247,479)	(10,141,730)

Income taxes	(50,891)	(656)

Net loss	$(4,298,370)	$(10,142,386)

Basic and diluted loss per share	$(0.10)	$(0.47)

Basic and diluted weighted-average common shares outstanding	41,821,429	21,625,442

See accompanying notes to consolidated financial statements.

LA CORTEZ ENERGY, INC.
 Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
 For the years ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2008	18,935,244	$18,935	$9,431,994	$(2,622,604)	$6,828,325

Cumulative effect of reclassification of warrants	—	—	(1,253,242)	(1,051,319)	(2,304,561)

Balance at January 1, 2009, as adjusted	18,935,244	18,935	8,178,752	(3,673,923)	4,523,764
June 2009, common stock and warrants sold in private placement offering at $1.25 per share, less offering costs totaling $830,635	4,860,000	4,860	637,934	—	642,794
July 2009, common stock and warrants sold in private placement offering at $1.25 per share, less offering costs totaling $39,452	205,000	205	47,757	—	47,962
December 2009, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $145,730	1,428,571	1,429	1,843,588	—	1,845,017
Stock based compensation	—	—	688,475	—	688,475
Net loss, year ended December 31, 2009	—	—	—	(10,142,386)	(10,142,386)

Balance at December 31, 2009	25,428,815	$25,429	$11,396,506	$(13,816,309)	$(2,394,374)
January 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $122,802	571,428	571	653,782	—	654,353
March 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $184,205	857,144	857	903,827	—	904,684
March 2010, common stock and warrants sold in private placement offering to Avante at $1.75 per share	2,857,143	2,857	2,192,906	—	2,195,763
Shares issued for acquisition of Avante	10,285,819	10,286	15,274,714	—	15,285,000
April 2010, common stock and warrants sold in private placement offering at $1.75 per share, less offering costs totaling $716,958	5,905,121	5,905	7,282,591	—	7,288,496
Common stock for services	200,000	200	297,550	—	297,750
Stock based compensation	85,440	85	742,463	—	742,548
Net loss, year ended December 31, 2010	—	—	—	(4,298,370)	(4,298,370)

Balance at December 31, 2010	46,190,910	$46,190	$38,744,339	$(18,114,679)	$20,675,850

See accompanying notes to consolidated financial statements.

LA CORTEZ ENERGY, INC.
 Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,298,370)	$(10,142,386)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, depletion, accretion and amortization	297,896	364,943
Impairment of oil properties	3,563,417	6,403,544
Stock-based compensation	742,548	688,475
Unrealized gain on fair value of derivative warrant instruments, net	(5,809,716)	(83,997)
Common stock for services	297,750	-
Changes in operating assets and liabilities:
Accrued oil receivables	193,488	(189,835)
Employee advances and other receivables	11,691	(26,294)
Prepaid expenses and other assets	(50,538)	1,269
Accounts payable	(762,132)	780,589
Accrued liabilities	32,146	139,392
Net cash used in operating activities	(5,781,820)	(2,064,300)
Cash flows from investing activities:
Acquisition of Avante, net of cash received	289,937	-
Investments in oil properties	(5,239,915)	(7,401,013)
Restricted cash	(104,557)	(2,672,500)
Purchases of other property and equipment	(23,209)	(34,330)
Net cash used in investing activities	(5,077,744)	(10,107,843)
Cash flows from financing activities:
Proceeds from the sale of common stock and derivative warrant instruments	17,833,964	8,831,164
Payments for offering costs	(1,023,965)	(1,015,817)
Net cash provided by financing activities	16,809,999	7,815,347
Net change in cash	5,950,435	(4,356,796)
Cash and cash equivalents, beginning of year	2,376,585	6,733,381
Cash and cash equivalents, end of year	$8,327,020	$2,376,585

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$21,894	$139
Interest	$-	$-
Non-cash investing and financing transactions:
Accrued capital expenditures in accounts payable	$948,305	$1,708,291
Asset retirement obligation costs and liabilities	$4,799	$3,704
Change in asset retirement obligation estimate	$71,292	$-
Cumulative effect of reclassification of warrants	$-	$2,304,561
Issuance of common stock in connection with acquisition of Avante for:
Acquisition of accounts receivable	$3,653	$-
Acquisition of prepaid expenses and other current assets	$43,001	$-
Acquisition of unproved oil properties	$9,808,470	$-
Acquisition of goodwill	$5,591,422	$-
Acquisition of other property and equipment	$48,743	$-
Assumption of accounts payable	$240,445	$-
Assumption of accrued liabilities	$72,626	$-
Assumption of asset retirement obligation	$187,155	$-

See accompanying notes to consolidated financial statements.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

On September 30, 2010, Avante Colombia changed its name from Avante Colombia S.à.r.l. to Avante Colombia, Inc. and transferred its domicile from Luxembourg to the Cayman Islands.

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

Exploration Stage

The Company was in the exploration stage until September 30, 2009.  On October 1, 2009, the Company exited the exploration stage as a result of management’s determination that the Company held proved reserves and was receiving revenue from those reserves.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion, amortization, asset retirement obligations and accrued revenues and effects of purchase price allocations and calculations related to the derivative warrant instruments.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Cash and Cash Equivalents

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed government insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

The Company had cash and cash equivalents of $8,327,020 and $2,376,585 at December 31, 2010 and 2009, respectively.

Accounts receivable and allowance for doubtful accounts

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. Accounts receivable are written down to reflect management's best estimate or realizability based upon known specific analysis, historical experience, and other currently available evidence of the net collectible amount. There is no allowance for doubtful accounts as of December 31, 2010 or 2009.

Property and equipment, net

Property and equipment consists primarily of office furniture, software and equipment and is stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives ranging from two to five years.  Depreciation expense for the years ended December 31, 2010 and 2009 was $89,704 and $61,728, respectively.

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

Depletion of capitalized oil properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.  Net capitalized costs of oil properties, less related deferred taxes, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes.  As of December 31, 2010 and 2009, the Company has properties in the amount of $11,897,508 and $1,599,951, respectively, which are being excluded from amortization because they have not been evaluated to determine whether proved reserves are associated with those properties. Costs in excess of the present value of estimated future net revenues as discussed above are charged to impairment expense.  The Company applies the full cost ceiling test on a quarterly basis on the date of the latest balance sheet presented.

For the years ended December 31, 2010 and 2009, the Company incurred an impairment of $3,563,417 and $6,403,544, respectively, on its oil properties.  During the year ended December 31, 2009, the Company drilled its first exploratory well, Mirto-1.

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

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Oil and Natural Gas Reserve Quantities

The Company’s estimate of proved reserves is based on the quantities of oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Ryder Scott Company prepares a reserve and economic evaluation of all the Company’s properties utilizing information provided to it by management and other information available, including information from the operator of the property. As discussed in Note 15 below, the estimate of the Company’s proved reserves as of December 31, 2010 and 2009 has been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first- day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing.

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

The Company’s proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil eventually recovered.

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired businesses. The Company’s goodwill results from the acquisition of 100% of the outstanding stock of Avante Colombia. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition.  The estimates of the fair value of the assets acquired, liabilities assumed and the stock issued for the acquisition were prepared with the assistance of an independent valuations consultant. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the fair value of goodwill.  As a result, the Company recorded goodwill in the amount of approximately $5.6 million at the March 2, 2010 date of acquisition.

In accordance with guidance of the Financial Accounting Standards Board (“FASB”) ASC - Topic no. 350-10, Goodwill and Other, the Company tests goodwill for impairment in the first quarter of each fiscal year or at any other time when impairment indicators exist by comparing the fair value of the reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. Examples of such indicators, which would cause the Company to test goodwill for impairment between annual tests, include a significant change in the business climate, significant unexpected competition, significant deterioration in market share, and/or a loss of key personnel.  If goodwill is determined to be impaired, the loss is measured by the excess of the carrying amount of the reporting unit over its fair value. The company has no indications of goodwill impairment as of December 31, 2010.

Warrant derivative instruments

Effective January 1, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether warrants issued during various private placement offerings contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

In accordance with FASB ASC Topic No. 815 – 40, the Company, beginning on January 1, 2009, recognized the warrants that contain these down round provisions as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $1,051,319 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 and the transfer of the fair value of derivative warrant instruments as of January 1, 2009 from additional paid-in capital to derivative warrant instruments liability of $1,253,242.  The cumulative effect adjustment of $1,051,319 was the difference between the amounts representing the fair value of warrants to purchase 2,392,400 shares of common stock recognized in the consolidated balance sheet before initial adoption of FASB ASC Topic No. 815 – 40 and the amounts recognized in the consolidated balance sheet upon the initial application of FASB ASC Topic No. 815 – 40. The amounts recognized in the consolidated balance sheet as a result of the initial application of FASB ASC Topic No. 815 – 40 on January 1, 2009 were determined based on the amounts that would have been recognized if FASB ASC Topic No. 815 – 40 had been applied from the issuance date of the instruments. FASB ASC Topic No. 815 – 40 also requires that such instruments be measured at fair value at each reporting period.
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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of December 31, 2010 and 2009. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Loss per Common Share

The Company accounts for loss per share in accordance with FASB ASC Topic No. 260 – 10, which establishes the requirements for presenting earnings per share (“EPS”).  FASB ASC Topic No. 260 – 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the year ended December 31, 2010, the Company had potentially dilutive shares outstanding, including 2,635,000 options to purchase shares of common stock and warrants to purchase 15,515,203 shares of common stock, and restricted stock units issued to key directors and employees that enable grantees to obtain 422,940 shares of common stock.  For the year ended December 31, 2009, the Company had potentially dilutive shares outstanding, including 2,451,667 options to purchase shares of common stock and warrants to purchase 8,647,186 shares of common stock.  There was no difference between basic and diluted loss per share for the years December 31, 2010 and 2009 as the effect of these potential common shares were anti-dilutive due to the net loss during both years.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accrued oil receivables, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term nature of these accounts.

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the Colombian peso. Balance sheet accounts of the Company’s Colombian subsidiary are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.  For the years ended December 31, 2010 and 2009, cumulative translation gains (losses) and foreign currency transaction gains (losses) were immaterial.

Reclassifications

Certain prior year information has been reclassified to conform with current year presentation.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions ASC 740-10, Accounting for Uncertainty in Income Taxes.  The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files income tax returns in the United States federal jurisdiction and foreign jurisdictions. The Company is no longer subject to United States federal, and non-U.S. income tax examination by tax authorities for the years prior to 2007. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Recently Issued Accounting Standards and Developments

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

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

In December, 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations, which addresses the diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the amended guidance expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted the amended guidance on January 1, 2011, the adoption of which is not expected to impact the Company’s results of operations, cash flows or financial position as this guidance provides only disclosure requirements.
(2)	Going Concern

At December 31, 2010, the Company had cash and cash equivalents of $8,327,020 and working capital deficit of $416,115. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources during the fourth quarter of 2011 based upon its current operating plan.

Through December 31, 2010, the Company has been primarily engaged in locating viable investment prospects and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of March 31, 2012.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Avante Colombia currently has a 50% participation interest (acquired in late 2005) in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Department of North Santander in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploración y Producción S.A.  Both production contracts are for a ten-year term expiring at the end of 2013.  The acquisition of Avante Colombia will provide new exploration opportunities. The oil and gas properties derived from this acquisition have been classified as unproved on the consolidated financial statements as of December 31, 2010.

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

Share Escrow

In connection with the Acquisition, La Cortez entered into a Share Escrow Agreement with Avante, and an escrow agent, pursuant to which 1,500,000 of the 10,285,819 Purchase Price Shares were held in escrow to secure certain indemnification obligations of Avante under the SPA.   Such escrowed shares will be released to Avante after March 2, 2012.

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
For the years ended December 31, 2010 and 2009

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

The Avante RRA provides an additional demand registration, exercisable following the Lock-Up Period, if Avante (or its successors and permitted assignees under the Avante RRA) is an “affiliate” of the Company (within the meaning of Rule 144) at such time.  Each of the Avante Warrant Shares, the Avante Shares and the Purchase Price Shares will cease to be registrable under the Avante RRA if and for so long as they may be sold publicly in the United States without being subject to volume limitations (whether pursuant to Rule 144 or otherwise).  The Avante RRA contains customary cutback, discontinuation and indemnification provisions.

Stockholder Agreement

In connection with the Acquisition, La Cortez entered into a Stockholder Agreement with Avante; Nadine Smith, the Company’s Chairman of the Board; and Andrés Gutierrez, the Company’s CEO, dated as of March 2, 2010 (the “Stockholder Agreement”).

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
For the years ended December 31, 2010 and 2009

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
For the years ended December 31, 2010 and 2009

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

For purposes of the step one analysis, estimates of fair value are based on discounted cash flows (the “income approach”). Under the income approach, the fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets, oil production volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions in Colombia. As of December 31, 2010, the Company did not identify any potential impairment events or changes in circumstances related to its goodwill.

The following table reflects the unaudited pro forma results of operations as though the Avante Acquisition had occurred on January 1, 2010 and 2009. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Years Ended December 31,
	2010	2009
Revenues	$522,896	$-

Net loss	$(4,338,318)	$(11,425,827)

Loss per share - basic and diluted:	$(0.10)	$(0.36)

Weighted-average shares outstanding:
basic & diluted	43,540,429	31,911,261

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

The following table reflects the results of operations of Avante Colombia since the Closing Date that are included in the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Revenues	$-	$-

Net loss	$(314,543)	$-

(4)	Oil Properties

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

Depletion of proved oil and gas properties will be calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Costs of unproved properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.  As of December 31, 2010 and 2009, $11,897,508 and $1,599,951, respectively, of the Company’s oil properties were unproved and were not subject to depletion.

For the years ended December 31, 2010 and 2009, the Company incurred $3,563,417 and $6,403,544, respectively, of impairment on its proved oil properties.

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

On February 4, 2010, the Company signed a joint operating agreement with Emerald with respect to the Maranta Block, and the Company has asked Emerald to submit a request to the Agencia Nacional de Hidrocarburos (“ANH”) to approve the assignment of the Company’s 20% participating interest to the Company.  If the ANH does not approve this assignment, Emerald and the Company have agreed to use their best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the farm-in agreement and the joint operating agreement, that shall privately govern the relations between the parties with respect to the Maranta Block and which will not require ANH approval.

Emerald has filed a request with the ANH for the assignment of the 20% working interest in the Maranta Block to La Cortez. In order to qualify as a contractor with ANH, the Company has submitted legal, operating, technical and financial information to be reviewed by ANH. Because the financial information requires audited financial statements for the last three years, the ANH granted La Cortez until April 15, 2011 to present the 2010 audited financial statements along with other financial information required.    With the submittal of the audited financial statements, the ANH will initiate the review process to assign La Cortez the 20% participation interest in the contract. This process may take up to 60 days if no further clarification is requested by the ANH.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Emerald, the operator of the Maranta Block where the Company will hold a 20% working interest, completed drilling operations of the Mirto-2 exploratory well on August 15, 2010, after having conducted a sidetrack on the well. Mirto-2 production tests were initiated on September 23, 2010, for a 5-day period on the Villeta U sand. The well was put back on an extended production test on October 16, 2010 until December 10, 2010. The related cost to Mirto 2 were categorized as proved properties as of December 31, 2010 and were subject to depletion and impairment.

A workover job was carried out on the Mirto-2 well on January 2, 2011, in which the Villeta U sand was temporarily isolated and the Villeta N sand was perforated. The well was put on a production test on January 9, 2011.

With the drilling of the Mirto-2 well, Phase 3 of the exploration program has been completed. Both Emerald and the Company have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both the Company and Emerald are required to relinquish 50% of the area of the block, as selected by both parties, and there is the option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activities with the ANH, such as new seismic acquisition or drilling a new exploration well.

As consideration for its 20% participating interest, the Company reimbursed Emerald a total of $13.474 million as of December 31, 2010 for the Maranta Block Phase 2 costs, including production and development costs for the Mirto wells.

Putumayo-4 Block

On December 22, 2008, the Company entered into a memorandum of understanding (the “MOU”) with Petroleos del Norte S.A. (“Petronorte”), a Colombian subsidiary of Petrolatina Energy Plc., that entitles the Company to a 50% net working interest in the Putumayo 4 block, which covers 126,845 acres (51,333 hectares) in the Putumayo Basin (the “Putumayo 4 Block”).  According to the MOU, the Company will have the exclusive right to a 50% net participation interest in the Putumayo 4 Block and in the exploration and production contract (the “E&P Contract”) after ANH production participation.  Petronorte signed an E&P Contract with the ANH in February 2009.  Petronorte is the “operator” of the E&P Contract.

Petronorte and the Company have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Colombian Ministry of the Interior. A total of seven communities were identified, and the consultation process with these communities has been initiated. Based on this information, the layout for the seismic acquisition has also been completed, resulting in a 2D seismic acquisition plan of some 105 km in the north part of the block, where at least two leads have been determined with the reprocessed seismic. Progress continues in the consultation process with local communities in the Putumayo-4 block.

Under the terms of the contract signed with the ANH, the acquisition of seismic data, the drilling of an exploratory well and additional work for a value of $1.6 million have to be conducted before September 2012, when the 3-year term of Phase I ends.

As criteria for awarding blocks in the 2008 Mini Round, the ANH considered proposed additional work commitments, comprised of capital expenditures and an additional production revenue payment after royalties, called the “X Factor.”  The Company and Petronorte offered to invest $1.6 million in additional seismic work in the Putumayo 4 Block and to pay ANH a 1% of net production revenues X Factor.

Under the memorandum of understanding and the joint operating agreement, the Company will be responsible for fifty percent (50%) of the costs incurred under the E&P contract, entitling it to fifty percent (50%) of the revenues originated from the Putumayo 4 Block, net of royalty and production participation interest payments to the ANH, except that the Company will be responsible for paying two-thirds (2/3) of the costs originated from the first 103 kilometers of 2D seismic to be performed in the Putumayo 4 Block, in accordance with the expected Phase 1 minimum exploration program under the E&P contract. If a prospective Phase 1 well in a prospect in the Putumayo 4 Block proves productive, Petronorte will reimburse the Company for its share of these seismic costs paid by the Company (one-sixth (1/6)) with their revenues from production from the Putumayo 4 Block. The Company expects its capital commitments to Petronorte will be approximately $2.8 million in 2011 for Phase 1 seismic reprocessing, seismic acquisition and permitting activities.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

In November 2009, the Company deposited $2.67 million into a trust account as the Company’s fifty percent portion of a Phase 1 performance guarantee required by the ANH under Petronorte’s Putumayo 4 Block E&P contract.  The Company expects that this guarantee deposit will remain in place for the 36 month Phase 1 period and the Company may be required to supplement the guarantee deposit in Phase 2 to take into account its additional investment requirements of that phase and accordingly, the deposit has been classified as long term in the accompanying consolidated balance sheet.

Petronorte has submitted a request to the ANH to have the Company’s 50% interest in the E&P contract officially assigned to the Company and will assist the Company in obtaining such assignment through reasonable means.

Rio de Oro and Puerto Barco Fields

La Cortez, through Avante Colombia, as operator of the fields, and with its joint venture partner Vetra Exploración y Producción S.A., has continued to conduct social activities in the area, and it has completed a plan to re-initiate production operations on the Puerto Barco field by the second quarter of 2011. This plan includes conducting workover activities in some of the existing wells, not only to determine the mechanical conditions, but also to gather geological information. In addition, the plan includes the upgrading of the production facilities as well as the access road.  Old seismic have been reprocessed and is being evaluated.  The Company has completed its technical evaluation in the Rio de Oro and Puerto Barco fields. The Company has also completed the program to re-initiate the Puerto Barco field in third quarter 2011 in conjunction with its joint venture partner, Vetra Exploracion y Produccion S.A. The Company has met with representatives from the local communities and with several local and regional government officials, and has performed a detailed evaluation of the current road conditions, which will allow the Company to determine cost and timing for the necessary road improvements.

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

Common Stock Sales

On June 19, 2009, as part of the Initial Closing of its 2009 Mid-Year Unit Offering, the Company sold 160,000 Units (see Note 7), at a price of $1.25 per Unit, for a total of $200,000 to its Chairman and Vice President.

On March 2, 2010, as part of a closing of its private placement offering (see Note 7 below), the Company sold 58,000 Units, at a price of $1.75 per Unit, for total consideration of $101,500 to the Company’s Chairman of the Board and Interim Chief Financial Officer, on the same terms as to other investors in the offering.

(6)	Asset Retirement Obligation

ASC 410-20 (formerly FAS No. 143), requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil property accounts.  During the year ended December 31, 2010, a revision was made to the Company’s estimates to reflect the effects of updated anticipated plugging date estimates.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

The following table reflects the changes in the ARO during year ended December 31, 2010:

Amount
Asset retirement obligation — beginning of year	$3,860
Liabilities incurred in connection with Avante acquisition	187,155
Current period revision to previous estimates	(71,292)
Liabilities incurred properties drilled	4,799
Current period accretion	3,084
Asset retirement obligation — end of year	$127,606

The following table reflects the changes in the ARO during the year ended December 31, 2009.  There was no ARO liability recognized prior to 2009 as the Company’s first well was drilled during 2009.

Amount
Asset retirement obligation — beginning of year	$-
Liabilities incurred with properties drilled	3,704
Current period accretion	156
Asset retirement obligation — end of year	$3,860

The credit adjusted, risk free rate used in calculating ARO was approximately 18% at December 31, 2010 and 2009. These rates approximate the Company’s borrowing rate.

(7)	Shareholders’ Equity

As of December 31, 2010, there were 46,190,910 shares of common stock and no shares of preferred stock issued and outstanding.

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

Common Stock Sales

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
For the years ended December 31, 2010 and 2009

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

The Company would be required to prepare a Registration Statement following receipt of the required investor demand, to be filed with the SEC and to become effective within two hundred ten (210) days from the receipt of the demand notice, registering for resale all shares of Common Stock issued in the 2008 Unit Offering included in the Units of those investors who choose to participate in such Demand Registration.  The Company will pay monetary penalties to these investors equal to one and one-quarter percent (1.25%) of the gross proceeds of the 2008 Unit Offering for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Unit Offering.  No penalties shall accrue with respect to any shares of Common Stock removed from the registration statement in respect to a comment from the SEC limiting the number of shares of Common Stock which may be included in the registration statement.  The holders of any Common Stock removed from the registration statement as a result of a comment from the SEC shall continue to have “piggyback” registration rights with respect to these shares.  There has been no request for a Demand Registration as of December 31, 2010.

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

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

On December 29, 2009, the Company closed a private placement offering of 1,428,571 Units (the “December 2009 Unit Offering”) at an offering price of $1.75 per Unit. Each Unit consisted of one share of Common Stock and a common stock purchase warrant to purchase one-half share of Common Stock, exercisable for a period of three years at an exercise price of $3.00 per share. The Units were offered to a limited number of accredited investors and non-U.S persons, in a private placement offering pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act Regulation S under the Securities Act and/or Section 4(2) of the Securities Act. The Company issued 1,428,571 shares of Common Stock as the result of the sale of 1,428,571 Units, for total proceeds to the Company of $2,500,000 ($2,354,270 net after offering expenses), and warrants to purchase 714,286 shares of Common Stock.

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

The Company entered into a registration rights agreement with the investors purchasing Units in the 2009 Mid-Year Unit Offering.  The registration rights agreement requires that the Company prepare and file with the SEC a registration statement on Form S-1 covering the resale of all shares of Common Stock issued in the Offering (the “Registrable Shares”). Shares of Common Stock underlying the Warrants included in the Units carry “piggyback” registration rights.  The registration rights agreement provides certain deadlines for the filing and effectiveness of the registration statement, including that the registration statement be declared effective by the SEC within 240 days after the final closing of the Offering.  If the Company is unable to comply with this deadline, the Company will be required to pay as partial liquidated damages to the investors a cash sum equal to 1% of any unregistered Registrable Shares for every month in which such registration statement has not been declared effective, up to maximum liquidated damages of 10% of each investor’s aggregate investment amount. The Company obtained a waiver of these penalties from a majority in interest of the investors in the offering.

January, March and April 2010 Closings of the Private Placement Offering

In December 2009, January 2010, March 2010 and April 2010, the Company closed on a Private Placement Offering (“PPO”).  The details of the PPO which occurred during 2010 are as follows: (a) On January 29, 2010, the Company closed on the sale of 571,428 PPO Units; (b) on March 2, 2010, the Company closed on the sale of 857,144 PPO Units in the PPO for gross proceeds of $1.5 million, and (c) on April 19, 2010, the Company conducted the fourth and final closing of its PPO for an additional 5,905,121 PPO Units, for gross proceeds of $10.33 million.  Each “PPO Unit” was sold at a price of $1.75 and consists of (i) one share of the Company’s common stock, and (ii) a warrant representing the right to purchase one-half (1/2) of one share of its common stock, for a period of three years commencing on the final closing date of the PPO, at an exercise price of $3.00 per whole share (the “PPO Warrants”).

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

In the aggregate, in all four closings of the PPO, including the initial closing that occurred on December 29, 2009, which had gross proceeds of $1.0 million, the Company sold 8,762,264 PPO Units, consisting of an aggregate of 8,762,264 shares of its common stock and warrants to purchase an aggregate of 4,381,138 shares of its common stock (after consideration of rounding for partial shares), for total gross proceeds of $15.33 million.  With respect to certain subscriptions in the PPO, the Company is obligated to pay placement agents and/or finders (collectively, “Finders”) cash fees of up to ten percent (10%) of the purchase price of each PPO Unit sold in the PPO to investors introduced to the Company by the relevant Finder (the “Introduced Investors”), and to issue each such Finder five year warrants (the “Agent Warrants”) exercisable at no less than $1.75 per share to purchase a number of shares of the Company’s common stock equal to up to ten percent (10%) of the shares of common stock included in the PPO Units sold in the PPO to the Introduced Investors.  In addition to their term, the Agent Warrants differ from the PPO Warrants in certain other respects, including without limitation, the Agent Warrants provide for cashless exercise.  As a result of the Company’s sales of the PPO Units, the Company has paid and/or become obligated to pay an aggregate of approximately $612,037 of placement agent and/or finder fees and has issued and/or become obligated to issue Agent Warrants to purchase an aggregate of 344,022 shares of the Company’s common stock through December 31, 2010.

The PPO Warrants are subject to weighted-average anti-dilution protection in the event the Company subsequently issues shares of its common stock, or securities convertible into shares of its common stock, for a per share price that is less than the exercise price per share of the PPO Warrants at such time.  The PPO Warrants are immediately exercisable.

The Company has entered into a registration rights agreement (the “PPO RRA”) with the investors in the PPO.  The PPO RRA provide such investors with “piggyback” registration rights with respect to the PPO Shares and the shares of its common stock issuable upon exercise of the PPO Warrants (collectively, the “Registrable PPO Shares”).  The PPO RRA grants the holders of a majority of the Registrable PPO Shares subject to the PPO RRA with the right to demand registration of such shares if the Company fails to either file a registration statement on which they can piggyback or complete a listing of its common stock on a United States or Canadian national securities exchange (or, in the case of the investors in the December 29, 2009 closing, on the TSX Venture Exchange) within 180 days of the final closing of the PPO. As this condition was not satisfied, the demand registration rights are exercisable; however, no demand has been received to date. Registrable PPO Shares are not subject to the PPO RRA if they may be immediately sold under the Securities Act (whether pursuant to Rule 144 thereunder or otherwise).  The PPO RRA contains customary cutback, discontinuation and indemnification provisions.

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

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

The Company determined that warrants to purchase a total of 4,010,874 shares of common stock, including warrants to purchase 344,022 shares of common stock issued to agents, issued in the January, March and April 2010 closings of the PPO (“2010 Unit Offerings”) and the warrants to purchase a total of 2,857,143 shares of common stock issued to Avante in connection with the Avante Share Purchase Agreement contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 - 15.  As a result, these warrants were not indexed to the Company’s own stock.  At the January 2010 Closing of the PPO, the fair value of these warrants was determined to be approximately $222,844, which was recorded as a derivative warrant instruments liability.  The Company also recorded $571 as par value to common stock and $653,782 to additional paid-in capital as part of the January 2010 Closing of the PPO.  At the March 2010 Closing of the PPO, the fair value of these warrants was approximately $411,112, which was recorded as a derivative warrant instruments liability.  The Company also recorded $857 as par value to common stock and $903,827 to additional paid-in capital as part of the March 2010 Closing of the PPO.  At the Closing of the Avante Share Purchase Agreement (as discussed under the section “Avante Subscription Agreement” above), the fair value of these warrants was approximately $2,804,237, which was recorded as a derivative warrant instruments liability.  The Company also recorded $2,857 as par value to common stock and $2,192,906 to additional paid-in capital as part of the closing of the Avante Share Purchase Agreement.  At the April 2010 Closing of the PPO, the fair value of these warrants was approximately $2,328,510, which was recorded as a derivative warrant instruments liability.  The Company also recorded $5,905 as par value to common stock and $7,282,591 to additional paid-in capital as part of the April 2010 Closing of the PPO.

The table below reflects the breakdown of the components of gross proceeds from the Company’s closings during the year ended December 31, 2010:

Par value of common stock issued	$10,190
Additional paid-in capital	11,033,106
Derivative warrant instruments	5,766,703
Offering expenses	1,023,965
Total gross proceeds	$17,833,964

2008 Equity Incentive Plan

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options to employees of the Company and non-statutory stock options, restricted stock and stock appreciation rights to employees, directors and consultants of the Company and of an affiliate or subsidiary of the Company. A maximum of 4,000,000 shares of common stock are available for issuance under the 2008 Plan. The 2008 Plan, originally adopted and approved by the Company’s Board of Directors and majority stockholders on February 7, 2008 to enable grants to issue up to 2,000,000 shares of our Common Stock, was amended and restated by approval of the Company’s Board of Directors on November 7, 2008 to, among other things, increase the number of shares that may be issued under the 2008 Plan to 4,000,000.  On October 12, 2009, the Company’s stockholders approved the increase in reserved shares under the 2008 Plan from 2,000,000 to 4,000,000.  As of December 31, 2010, options had been granted under the 2008 Plan exercisable for an aggregate of 2,635,000 shares of common stock (including 160,000 shares issued to a consultant) and 508,380 restricted stock units have been granted under the 2008 Plan.

The Company determines the fair value of stock option and restricted stock unit awards granted to employees in accordance with FASB ASC Topic No. 718 – 10 (formerly SFAS No. 123(R), Share-Based Payment) and to non-employees in accordance with FASB ASC Topic No. 505 – 50 (formerly EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).

Stock Option Awards

Stock option activity summary covering options granted to the Company’s employees is presented in the table below:

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,875,000	$2.20	8.79	$—
Granted	350,000	1.56
Exercised	—	—
Forfeited	(83,333)	1.91
Outstanding at December 31, 2009	2,141,667	$2.11	8.64	$—
Granted	350,000	$1.59
Exercised	—	—
Forfeited	(16,667)	$2.20
Outstanding at December 31, 2010	2,475,000	$2.04	7.93	$—

Of the above employee options outstanding at December 31, 2010, 1,300,005 options are vested or exercisable.   During the year ended December 31, 2010, the Company recognized stock-based compensation expense of approximately $582,351 related to stock options.  As of December 31, 2010, there was approximately $570,000 of total unrecognized compensation cost related to non-vested stock options (all of which is related to employee options), which is expected to be recognized over a weighted-average period of approximately 1.48 years.

During the year ended December 31, 2009, the Company recognized stock-based compensation expense of $682,783 related to stock options, including $543,156 related to options granted to employees.

The fair value of the options granted during 2010 and 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)	$0.81 - $1.57
Risk-free interest rate (2)	1.77 – 3.20%
Dividend yield (3)	0.00%
Volatility factor (4)	70.31% - 88.48%
Expected life (5)	6.5 years
Expected forfeiture rate (6)	10%

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
1.
(6)	Management estimated that the forfeiture rate at 10% based on its experience with companies in similar industries and regions.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Restricted Stock Units

During 2010, the Company granted restricted stock units to its directors and key employees under its 2008 Equity Incentive Plan. The restricted stock units vest in one-third increments on each of the three anniversaries from the date of grant.

Restricted stock unit activity during the year ended December 31, 2010 is as follows:

	Number of Restricted Stock Shares	Weighted- average Grant Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2009	—	$—	—
Granted	422,940	$1.68	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2010	422,940	$1.68	2.73

As of December 31, 2010, none of the above restricted stock units were vested, and there was approximately $580,000 of unrecognized compensation cost related to non-vested restricted stock unit compensation arrangements granted under the 2008 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.73 years. The Company recognized compensation expense related to these restricted stock units amounting to $57,669 during the year ended December 31, 2010.

Restricted Common Stock issued to Employees

On December 6, 2010, the Company’s Board of Directors authorized the issuance of 85,440 shares of its common stock to its employees as compensation for services rendered to the Company. Management determined the fair value of the stock issued to the employees at $1.20 per share based on the stock price on December 6, 2010. Accordingly, stock-based compensation expense of $102,528 was recognized during the year ended December 31, 2010 related to this issuance of common stock.

Common Stock issued for Services

Effective May 1, 2010, the Company entered into a consulting agreement with a third party for the third party entity to provide investor relations services to the Company.  Part of the monthly fee paid to such service provider consist of 25,000 shares of the Company’s common stock during the first twelve months of the agreement, and 20,000 shares of the Company’s common stock thereafter.  During the year ended December 31, 2010, the Company was required to issue 200,000 shares of its common stock to such service provider, using the fair value of the stock at the end of each month. Total compensation expense associated with these shares issued amounted to $297,750.

Warrants for Services

During the year ended December 31, 2009, as compensation for services received, the Company issued warrants to a third party to purchase 5,000 shares of common stock at an exercise price of approximately $1.49.  The warrants are exercisable at any time starting from the date of issuance and have a five year term.  During the year ended December 31, 2009, the Company recognized stock-based compensation expense of $5,692 related to these warrants based on the Black-Scholes option pricing model. These warrants were accounted for as equity awards recorded under shareholders’ equity.

(8)	Derivative Warrant Instruments (Liabilities)

In the 2008 Unit Offering, 2009 Unit Offerings, and 2010 Unit Offerings, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants.  The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model as of December 31, 2010 and 2009.  Such estimates were revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense).

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

During the years ended December 31, 2010 and December 31, 2009, the fair value of the liability of the warrant derivative instruments decreased by $5,809,716 and $83,997, respectively.  Such changes were recorded as unrealized gains on fair value of derivative warrant instruments in the accompanying consolidated statements of operations.

Activity for derivative warrant instruments during the year ended December 31, 2010 was as follows:
	Liabilities as of December 31, 2009	Activity during the period	Decrease in Fair Value of Derivative Liability	December 31, 2010
Derivative warrant instruments	$7,500,138	$5,766,703	$(5,809,716)	$7,457,125
	$7,500,138	$5,766,703	$(5,809,716)	$7,457,125

 Activity for derivative warrant instruments during the year ended December 31, 2009 was as follows:

		Cumulative		Decrease in
		Effect of		Fair Value
	Liabilities as	Change in	Activity	of
	of December	Accounting	during the	Derivative	December
	31, 2008	Principle	year	Liability	31, 2009
Derivative warrant instruments	$-	$2,304,561	$5,279,574	$(83,997)	$7,500,138
	$-	$2,304,561	$5,279,574	$(83,997)	$7,500,138

The fair value of the derivative warrant instruments is estimated using a probability-weighted scenario analysis model with the following assumptions as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Common stock issuable upon exercise of warrants	15,510,203	8,642,186
Estimated market value of common stock on measurement date	$1.11 (1)	$1.43 (2)
Exercise price	$1.25 to $3.00	$1.25 to $3.00
Risk free interest rate (3)	0.82% - 2.01%	1.70% - 2.93%
Warrant lives in years	2.00 - 4.30	3.00 - 4.58
Expected volatility (4)	70%	72%
Expected dividend yields (5)	None	None

(1)	The estimated market value of the stock was measured by management based on the reported public market prices.

(2)	The estimated market value of the stock was measured based on a calculation by management after consideration of price per share received in private offerings and reported public market prices.

(3)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.

(4)
The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region, because the Company does not have adequate trading history to determine its historical volatility.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

(5)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

(9)	Fair Value Measurements

As defined in FASB ASC Topic No. 820 – 10 (formerly SFAS 157-Fair Value Measurements), fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

As required by FASB ASC Topic No. 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model (see Note 8).

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

Fair Value Measurements at December 31, 2010
Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December
Description	(Level 1)	(Level 2)	(Level 3)	31, 2010
Derivative warrant instruments	$-	$-	$7,457,125	$7,457,125
Total	$-	$-	$7,457,125	$7,457,125

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements at December 31, 2009
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2009
Derivative warrant instruments	$-	$-	$7,500,138	$7,500,138
Total	$-	$-	$7,500,138	$7,500,138

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31,
	2010	2009
Beginning balance	$(7,500,138)	$-
Total gains	5,809,716	83,997
Settlements	-	-
Additions	(5,766,703)	(5,279,574)
Transfers	-	(2,304,561	)(1)
Ending balance	$(7,457,125)	$(7,500,138)

Change in unrealized gains included in earnings relating to derivatives still held as of December 31, 2010 and 2009	$5,809,716	$83,997

(1)	Represents the $2,304,561 cumulative effect change in accounting principle as a result of the Company adopting FASB ASC Topic No. 815 – 40 (formerly EITF 07-5) effective January 1, 2009.

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

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Assets and liabilities measured at fair value, in conjunction with the Avante acquisition on March 2, 2010, include:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2010
Assets: (a)
Accounts receivable	$-	$-	$3,653	$3,653
Prepaid expenses and other current assets	-	-	43,001	43,001
Unproved properties	-	-	9,808,470	9,808,470
Other property and equipment	-	-	48,743	48,743
Goodwill	-	-	5,591,422	5,591,422
Total assets	$-	$-	$15,495,289	$15,495,289

Liabilities: (a)
Accounts payable	$-	$-	$240,445	$240,445
Accrued liabilities	-	-	72,626	72,626
Asset retirement obligation	-	-	187,155	187,155
Total liabilities	$-	$-	$500,226	$500,226

(a)
The Company utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the year ended December 31, 2010, La Cortez acquired the outstanding stock of Avante Colombia through the issuance of 10,285,819 shares of common stock with a fair value of $15,285,000. The inputs used by management for the fair value measurements of this stock include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(10)	Sales to Major Customers

The Company, through its 20% interest share in the Maranta field production, sold oil representing 10% or more of total revenues for the years ended December 31, 2010 and 2009 to the customers shown below:

	December 31,	December 31,
	2010	2009
HOCOL S.A.	50%	94%
Petrobras International Braspetro BV	27%	-
Comercializadora International Exportenicas Ltda.	14%	-

In the exploration, development and production business, production is normally sold to relatively few customers. Substantially all of the Company’s customers are concentrated in the oil industry and revenue can be materially affected by current economic conditions, the price of certain commodities such as crude oil and natural gas and the availability of alternate purchasers. The Company believes that the loss of any of its major purchasers would not have a long-term material adverse effect on its operations.

(11)	Income Taxes

La Cortez Energy, Inc. files a U.S. Federal income tax return.  The Company’s foreign subsidiaries file income tax returns in their respective jurisdictions. The components of the consolidated net income (loss) before income tax benefit for the years ended December 31, 2010 and 2009 are as follows:

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
	2010	2009
U.S.	$3,061,736	$(3,011,995)
Non-U.S.	(7,309,215)	(7,129,735)
Net loss before income taxes	$(4,247,479)	$(10,141,730)

The components of the Company’s deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets and liabilities:
Loss carry-forwards	$3,327,236	$1,441,000
Oil properties	3,522,928	2,347,000
Property and equipment	(18,000)	(18,000)
Accounts receivable	(66,000)	(66,000)
Stock-based compensation	486,041	241,000
Net deferred tax asset	7,252,205	3,945,000
Valuation allowance	(7,252,205)	(3,945,000)
	$-	$-

Income tax benefit differs from the amount computed at the federal statutory rates (approximately 34%) for the year ended December 31, 2010 and 2009 as follows:

	2010	2009
Income tax benefit at statutory rate	$(1,340,434)	$(3,550,000)
Permanent differences:
Non taxable book gain under ASC 815-40	(2,033,401)	-
Other permanent differences		108,344
Increase (decrease) in valuation allowance	3,322,943	3,441,000
Tax Expenses	$(50,891)	$(656)

As of December 31, 2010, the Company had generated U.S. net operating loss carry-forwards of approximately $3,502,981 which expire between 2028- 2030, and net loss carry-forwards in certain non-U.S. jurisdictions of approximately $6,367,250 which do not expire.

These net operating loss carry-forwards are available to reduce future taxable income. However, as the Company has had cumulative losses since inception and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2010 and 2009.The following is the analysis of valuation allowances:

	2010	2009
Balance, beginning of year	3,945,000	504,000
Provision/(Benefits)	3,322,943	3,441,000
Prior year true up	(15,738)	-
	7,252,205	3,945,000

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Foreign Taxes

The Company has activities in Colombia through its wholly owned subsidiaries and is subject to Colombia Income tax. Colombia’s current tax rate is 33%. As of December 31, 2010, the Colombia operation has been incurring losses and hence no income tax liability has been accrued. However, Colombia imposes a presumptive tax which is part of income tax system but is calculated based on net worth of the Company. As of December 31, 2010, the Company has recorded income tax expense of $50,891 for the presumptive tax.  There were no such taxes related to 2009 as these were related to Avante which was acquired during 2010.

Equity tax

Effective January 2011, the Colombian Government, enacted a new tax law that assesses a temporary net equity tax on legal entities operating in Colombia that are payers of income tax at a rate of 6% and must be paid in eight equal installments during tax years 2011 through 2014. The Company estimated a total equity tax (based on the net equity at January 1, 2011) of La Cortez Colombia of $964,000 and Avante Colombia of $240,000 totaling US $1,204,000, of which the Company will have to pay $150,500 in May of 2011 and $150,500 in September of 2011.

(12)	Commitments and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that management believes, if determined in a manner adverse to the Company, could have a potential material adverse effect on its financial condition, results of operations or cash flows.

On October 25, 2010, the Alabama Securities Commission (“ASC”) issued a Cease and Desist (“C&D”) naming the Company and certain other parties.  ASC alleged that securities in the Company’s 2010 private placement of units were sold to Alabama residents in violation of the Alabama securities laws, in that the securities were not sold by a broker dealer or registered representative who was registered in the State of Alabama.  The Company has cooperated with the ASC and responded to the requests for information.  As of March 31, 2010, the ASC has not taken any further action against the Company.  Although there can be no assurance as to the ultimate outcome, based on information currently available, the Company believes the amount, or range, of reasonably possible losses (if any) in connection with this matter will not be material to its consolidated financial condition or cash flows. The total proceeds received from these Alabama residents associated with the private placement of units were approximately $160,000.

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

For the years ended December 31, 2010 and 2009, the Company paid rent of approximately $123,000 and $104,000, respectively.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

Based on an estimated exchange rate of COP 2,050 per US dollar for the year 2011, annual lease payment commitments for the remainder of the lease have been calculated as follows:

Year	Total Lease Payment Amount
2011	$68,000

These US dollar amounts for the remainder of the office lease could increase if the US dollar to COP exchange rate deteriorates in favor of the COP.

Employment Agreement

The Company has entered into an employment agreement effective as of June 1, 2008 (the “Employment Agreement”) with Andres Gutierrez pursuant to which Mr. Gutierrez was appointed as its President and Chief Executive Officer.  Pursuant to the Employment Agreement, Mr. Gutierrez’s base annual compensation has been set at $250,000, which amount may be increased annually at the discretion of the Board of Directors. This annual compensation is paid in Colombian Pesos, which may result in foreign exchange rate fluctuations. The Company expects that such exchange rate fluctuations to be immaterial.

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

Under the Employment Agreement, the Company agreed to grant Mr. Gutierrez an option to purchase an aggregate of 1,000,000 shares of the Company’s common stock under its 2008 Equity Incentive Plan (the “2008 Plan”). The option was granted on July 1, 2008. This option vests in three equal annual installments beginning on July 1, 2009 and is exercisable at $2.20 per share.

The initial term of the Employment Agreement expired on June 1, 2009 and again on June 1, 2010, and was automatically extended by one year, until May 31, 2011. In the event of a termination of employment by Mr. Gutierrez for “good reason”, as defined in the Employment Agreement, Mr. Gutierrez shall receive: (i) twelve (12) months of his then in effect base salary, subject to his compliance with the non-competition, non-solicitation and confidentiality provisions of the Employment Agreement.  As of December 31, 2010, the Company has accrued a bonus payable to Mr. Gutierrez in the amount of $125,000 representing a one-year period bonus accrual.

(13)	Subsequent Events

On February 9, 2011, the Company granted under the Amended and Restated 2008 Plan, options to purchase 24,000 shares of its common stock to a consultant. These options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $1.05.

On March 2, 2011, the Company granted 10,000 restricted stock units to a consultant under the Amended and Restated 2008 Plan. The restricted stock units vest in one-third increments on each of the three anniversaries from the vesting base date which is September 23, 2010.

On March 17, 2011, in a meeting with Ecopetrol representatives, a formal proposal to modify the term and conditions of the Rio de Oro and Puerto Barco Fields as well as to enter into a new exploration and production contract in the Catatumbo region were presented.

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

(14)	Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred by La Cortez in oil and natural gas property acquisition, exploration and development for the years ended December 31, 2010 and 2009 are presented below:

	2010	2009
Acquisition costs*	$9,808,470	$-
Development costs	-	-
Exploration costs	4,291,610	9,109,304
Total acquisition, development and exploration costs	$14,100,080	$9,109,304

*In March 2010, the Company acquired Avante Colombia by issuing 10,285,819 shares of its common stock. Avante Colombia owns 50% participation interest in Rio de Oro and Puerto Barco.

Unevaluated properties consist of seismic and other exploration and acquisition costs and are not subject to depletion and ceiling test impairment.

(15)	Net Proved Oil and Natural Gas Reserves (Unaudited)

The proved oil reserves of La Cortez have been estimated by an independent petroleum engineer, Ryder Scott Company (“Ryder Scott”), as of December 31, 2010. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on the 12-month un-weighted first-day-of-the-month average price for December 31, 2010. The estimate of the Company’s proved reserves as of December 31, 2010 have been prepared and presented under new SEC rules and accounting standards. These new rules and standards are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing.  All of the Company’s reserves are located in Colombia.

An analysis of the change in estimated quantities of oil reserves is shown below:

	Oil	Oil
	(Bbls)	(Bbls)
	For the year ended December 31, 2010	For the year ended December 31, 2009
Total Proved Reserves:
Beginning Balance	74,230	-
Discoveries	61,249	77,193
Production	(4,741)	(2,963)
Revisions of previous estimates due to performance	(38,164)	-
Ending Balance	92,574	74,230
Proved Developed Reserves:
Beginning Balance	74,230	-
Ending Balance	92,574	74,230

LA CORTEZ ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

(16)	Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

Summarized in the following table is information for La Cortez with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying the 12-month un-weighted first-day-of-the-month average price for the year ended December 31, 2010 and 2009 as a result of the adoption of ASU 2010-03 effective on December 31, 2009. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as the carry forward of prior year net operating losses and future depletion are expected to result in no taxable income over the life of the properties.

	2010	2009
Future production revenues:	$6,705,129	$4,133,131
Future costs:
Production	(4,208,482)	(1,634,044)
Development	(1,800,000)	(382,320)
Income taxes	-	-
Future net cash flows after income taxes	696,647	2,116,767
10% annual discount for estimated timing of cash flows	9,707	(1,310,312)
Standardized measure of discounted net cash flows	$706,354	$806,455

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	2010	2009
Increase (decrease):
Discoveries, net of future production and development costs associated with these extensions and discoveries	$2,072,641	$996,290
Net changes in prices and productions costs	442,223	-
Changes in future development costs	(2,474,125)	-
Previously estimated development costs incurred during the period	364,542	-
Accretion of discount	80,646	-
Sales of oil produced, net of production costs	(317,049)	(189,835)
Revisions of previous quantity estimates due to prices and performance	(441,412)	-
Other	172,433	-
Net increase (decrease)	(100,101)	806,455
Standardized measure of discounted future net cash flows:
Beginning of year	806,455	-
End of year	$706,354	$806,455

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

hydrocarbon:  A naturally occurring organic compound comprising hydrogen and carbon. Hydrocarbons can be as simple as methane (CH4), but many are highly complex molecules, and can occur as gases, liquids or solids. The molecules can have the shape of chains, branching chains, rings or other structures. Petroleum is a complex mixture of hydrocarbons. The most common hydrocarbons are natural gas, oil and coal.

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

royalty:  A percentage share of production or the value derived from production, paid, in cash or kind, from a producing well.

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

X factor: The payment to the ANH of a percentage of net production revenues over and above the standard royalties.

EXHIBIT INDEX

3.2	Conformed By-Laws of the Registrant

21	List of Subsidiaries

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**