Form 10-Q
period 2011-03-31
La Cortez Energy, Inc.
filed 2011-05-16
CIK 1368964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 000-53877

LA CORTEZ ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5157768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

As of May 16, 2011, there were 46,290,910  shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements including, but not limited to: (i)  our ability to identify and exploit available corporate acquisition, farm-in and/or joint venture opportunities in the energy sector in Colombia and, more generally, in Latin America; (ii) our ability to establish technical and managerial infrastructure; (iii)  our ability to raise required capital on acceptable terms and conditions; (iv) our ability to take advantage of, and successfully participate in such opportunities; (v) our ability to successfully operate, or influence our joint venture partners’ operation of, the projects in which we participate in a cost effective and efficient way; and (vi) future economic conditions, political and regulatory stability and changes and volatility in energy prices.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2011.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

LA CORTEZ ENERGY, INC.

See accompanying notes to condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Unaudited)

	March 31,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$7,450,889	$8,327,020
Employee advances and other receivables	-	14,603
Prepaid expenses	117,531	119,887
Total current assets	7,568,420	8,461,510
Oil properties, at cost:
Proved oil properties, using the full cost method of accounting	11,225,269	11,249,087
Unproved oil properties	11,945,173	11,897,508
Accumulated depletion and impairment	(10,493,318)	(10,476,624)
	12,677,124	12,669,971
Other property and equipment, net of accumulated depreciation
of $200,306 and $175,309, respectively	156,548	181,121
Goodwill	5,591,422	5,591,422
Restricted cash	2,777,057	2,777,057
Total assets	$28,770,571	$29,681,081

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$1,188,217	$1,048,573
Accrued liabilities	505,897	371,927
Other liabilities - current portion	265,935	-
Derivative warrant instruments	2,921,803	7,457,125
Total current liabilities	4,881,852	8,877,625
Other liabilities – non-current portion	564,051	-
Asset retirement obligation	109,417	127,606
Total liabilities	5,555,320	9,005,231
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized;
46,265,910 and 46,190,910 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	46,265	46,190
Additional paid-in capital	39,024,012	38,744,339
Accumulated deficit	(15,855,026)	(18,114,679)
Total shareholders' equity	23,215,251	20,675,850
Total liabilities and shareholders' equity	$28,770,571	$29,681,081

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Oil revenues	$363,433	$90,383
Total revenues	363,433	90,383

Costs and expenses:
Operating costs	269,977	397,143
Depreciation, depletion, accretion and amortization	47,320	37,008
General and administrative	2,281,042	1,052,493
Total costs and expenses	2,598,339	1,486,644
Loss from operations	(2,234,906)	(1,396,261)

Non-operating income (expense):
Unrealized gain on fair value of derivative warrant instruments, net	4,535,322	555,508
Interest and other income	5,682	5,681
Interest expense	(36,256)	-
Total non-operating income	4,504,748	561,189
Income (loss) before income taxes	2,269,842	(835,072)

Income taxes	(10,189)	-

Net income (loss)	$2,259,653	$(835,072)

Basic and diluted earnings (loss) per share	$0.05	$(0.03)

Basic and diluted weighted-average common shares outstanding	46,215,910	30,327,261

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
  For the three months ended March 31, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2010	46,190,910	$46,190	$38,744,339	$(18,114,679)	$20,675,850
Common stock for services	75,000	75	76,175	-	76,250
Stock-based compensation	-	-	203,498	-	203,498
Net income	-	-	-	2,259,653	2,259,653
Balance at March 31, 2011	46,265,910	$46,265	$39,024,012	$(15,855,026)	$23,215,251

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,259,653	$(835,072)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	47,320	37,008
Stock-based compensation	203,498	150,257
Unrealized gain on fair value of derivative warrant instruments, net	(4,535,322)	(555,508)
Common stock for services	76,250	-
Changes in operating assets and liabilities:
Accrued oil receivables	-	164,662
Employee advances and other receivables	14,603	(1,885)
Prepaid expenses and other assets	2,356	41,398
Accounts payable	232,933	(440,059)
Accrued liabilities	133,970	696
Other liabilities	829,986	-
Net cash used in operating activities	(734,753)	(1,438,503)
Cash flows from investing activities:
Acquisition of Avante, net of cash received	-	289,937
Investments in unproved oil properties	(140,954)	(1,262,618)
Purchases of other property and equipment	(424)	-
Net cash used in investing activities	(141,378)	(972,681)
Cash flows from financing activities:
Proceeds from the sale of common stock and derivative warrant instruments	-	7,500,000
Payments for offering costs	-	(307,007)
Net cash provided by financing activities	-	7,192,993
Net change in cash and cash equivalents	(876,131)	4,781,809
Cash and cash equivalents, beginning of period	8,327,020	2,376,585
Cash and cash equivalents, end of period	$7,450,889	$7,158,394

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-
Non-cash investing and financing transactions:
Accrued capital expenditures in accounts payable	$93,289	$909,747
Change in asset retirement obligation estimate	$23,818	$-
Issuance of common stock in connection with acquisition of Avante for:
Acquisition of accounts receivable	$-	$3,653
Acquisition of prepaid expenses and other current assets	$-	$43,001
Acquisition of unproved oil properties	$-	$9,808,470
Acquisition of goodwill	$-	$5,591,422
Acquisition of other property and equipment	$-	$48,743
Assumption of accounts payable	$-	$240,445
Assumption of accrued liabilities	$-	$72,626
Assumption of asset retirement obligation	$-	$187,155

See accompanying notes to condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations presented for the three months ended March 31, 2011 and March 31, 2010, are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates which are particularly significant to the condensed consolidated financial statements include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion, amortization, asset retirement obligations and accrued revenues and effects of purchase price allocations and calculations related to derivative warrant instruments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed government insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

The Company had cash and cash equivalents of approximately $7.4 million and $8.3 million at March 31, 2011 and December 31, 2010, respectively.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

Warrant derivative instruments

Effective January 1, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). The adoption of FASB ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether warrants issued during various private placement offerings contained provisions that protect holders from declines in the Company’s stock price or otherwise could   result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair   value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of March 31, 2011 and December 31, 2010. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

For the three months ended March 31, 2011, the Company had potentially dilutive shares outstanding, including 2,517,334 options to purchase shares of common stock and warrants to purchase 15,515,203 shares of common stock, and restricted stock units issued to key directors and employees that enable grantees to obtain 420,176 shares of common stock.   There was no difference between basic and diluted earnings per share for the three months ended March 31, 2011 as the effect of all of the potentially dilutive common shares outstanding were anti-dilutive. For the three months ended March 31, 2010, the Company had potentially dilutive shares outstanding, including 2,551,667 options to purchase shares of common stock and warrants to purchase 12,240,365 shares of common stock.  There was no difference between basic and diluted loss per share for the three months ended March 31, 2010 as the effect of these potential common shares were anti-dilutive due to the net loss during the three months ended March 31, 2010.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accrued oil receivables, accounts payable,  accrued expenses and other liabilities associated with the Colombian equity-based tax approximates fair value due to the short term nature of these accounts.

Foreign Currency Translation

For the three months ended March 31, 2011 and 2010, cumulative translation gains (losses) and foreign currency transaction gains (losses) were immaterial.

Reclassifications

Certain prior year information has been reclassified to conform with current year presentation.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations, which addresses the diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the amended guidance expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted the amended guidance on January 1, 2011, the adoption of which is not expected to impact the Company’s results of operations, cash flows or financial position as this guidance provides only disclosure requirements.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

In December of 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. This new guidance did not impact the Company’s consolidated financial statements.

(2)	Going Concern

At March 31, 2011, the Company had cash and cash equivalents of $7,450,889 and a working capital of $2,686,568. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources during the end of the third quarter of 2011 based upon its current operating plan.

Through March 31, 2011, the Company has been primarily engaged in locating viable investment prospects and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of May 31, 2012.  The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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

Additionally, the Company’s independent auditors included an explanatory paragraph in their report on La Cortez’s consolidated financial statements included in its Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2011, that raises substantial doubt about La Cortez’s ability to continue as a going concern.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

Avante Colombia currently has a 50% participation interest (acquired in late 2005) in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Department of North Santander in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploración y Producción S.A.  Both production contracts are for a ten-year term expiring at the end of 2013.  The acquisition of Avante Colombia will provide new exploration opportunities.  The oil and gas properties derived from this acquisition have been classified as unproved on the condensed consolidated financial statements as of March 31, 2011.

Under the terms of the SPA, the Company and Avante have also agreed to pursue certain opportunities in the Catatumbo area on a joint venture basis.  If the Company enters into such a joint venture with Avante, then the Company would own 70% of the joint venture and commit to pay 70% of the geological and geophysical costs, and Avante would own 30% of the joint venture and commit to pay 30% of the geological and geophysical costs, up to a maximum commitment by Avante of $1,500,000.  If the total costs of the venture exceed $5,000,000, then Avante may elect either (a) not to pay any additional costs of the venture and incur dilution of its ownership percent from future payments by the Company, (b) to continue to pay additional costs of the venture at 30% or (c) to pay a larger proportion of the costs of the venture, in which case Avante’s ownership percentage would be increased in proportion to the percentage of total venture costs paid by each party, up to a maximum ownership interest for Avante of 50%.

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

The Avante RRA grants Avante one demand registration right covering the Avante Shares and the Avante Warrant Shares, exercisable if (a) the Company fails to either file a registration statement on which Avante can piggyback or to complete a listing of its common stock on a United States or Canadian national securities exchange within 180 days of April 19, 2010, which is the final closing of the Company’s private placement offering (“PPO”) during 2010, and (b) a Total Investment Majority (as defined in the Avante RRA) joins in such demand.  The Total Investment Majority may include holders of the Company’s securities purchased pursuant to the Avante Subscription Agreement as well as securities purchased pursuant to the PPO and pursuant to warrants purchased pursuant to either, taken together on an aggregate basis.  As this condition on (a) above was not satisfied, the demand registration rights are exercisable; however, no demand has been received to date. Registrable PPO Shares are not subject to the PPO RRA if they may be immediately sold under the Securities Act (whether pursuant to Rule 144 thereunder or otherwise).  The PPO RRA contains customary cutback, discontinuation and indemnification provisions.

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

For purposes of the step one analysis, estimates of fair value are based on discounted cash flows (the “income approach”). Under the income approach, the fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets, oil production volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions in Colombia. As of March 31, 2011, the Company did not identify any potential impairment events or changes in circumstances related to its goodwill.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

The following table reflects the unaudited pro forma results of operations as though the Avante Acquisition had occurred on January 1, 2010. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

Three Months
Ended
March 31, 2010
Revenues	$90,383

Net loss	$(875,020)

Loss per share - basic and diluted:	$(0.02)

Weighted-average shares outstanding:
basic and diluted	37,298,761

(4)	Oil Properties

The Company uses the full cost method of accounting for its oil and natural gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and natural gas reserves are capitalized.  Under full cost accounting rules, capitalized costs, less accumulated depletion and amortization, shall not exceed an amount (the ceiling) equal to the sum of: (i) the present value of estimated future net revenues less future production, development, site restoration, and abandonment costs derived based on current costs assuming continuation of existing economic conditions and computed using a discount factor of ten percent; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized.  If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.  Amounts required to be written off are not reinstated for any subsequent increase in the cost center ceiling.  The Company recorded no impairment associated with its proved oil properties for the three month periods ended March 31, 2011 or 2010.

Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins.

Depreciation, depletion, and amortization is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content.  In arriving at depletion rates under the unit-of-production method, the quantities of recoverable oil reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs.  The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.  In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled.  All of these judgments may have significant impact on the calculation of depletion and impairment expense.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss would be recognized in the statement of operations.

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

On February 4, 2010, the Company signed a joint operating agreement with Emerald with respect to the Maranta Block, and the Company has asked Emerald to submit a request to the Agencia Nacional de Hidrocarburos (“ANH”) to approve the assignment of the Company’s 20% participating interest to the Company.  If the ANH does not approve this assignment, Emerald and the Company have agreed to use their best efforts to seek, in good faith, a legal way to enter into an agreement with terms equivalent to the Farm-In Agreement and the joint operating agreement, that shall privately govern the relations between the parties with respect to the Maranta Block and which will not require ANH approval.

Emerald has filed a request with the ANH for the assignment of the 20% working interest in the Maranta Block to La Cortez. In order to qualify as a contractor with ANH, the Company has submitted legal, operating, technical and financial information to be reviewed by ANH. On April 15, 2011, the Company submitted to the ANH its 2010 audited financial statements. With the submission of the audited financial statements, the ANH will initiate the review process for the assignment to La Cortez of the 20% participation interest in the contract. This process may take up to 60 days if no further clarification is requested by the ANH.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

Emerald, the operator of the Maranta Block, completed drilling operations of the Mirto-2 exploratory well on August 15, 2010, after having conducted a sidetrack on the well. Mirto-2 production tests were initiated on September 23, 2010, for a 5-day period on the Villeta U sand. The well was put back on an extended production test on October 16, 2010 until December 10, 2010. The capitalized costs associated with the Mirto 2 well were categorized as proved properties as of December 31, 2010 and March 31, 2011 and were subject to depletion and impairment.

A workover job was carried out on the Mirto-2 well on January 2, 2011, in which the Villeta U sand was temporarily isolated and the Villeta N sand was perforated. The well was put on a production test on January 9, 2011 and was a producing well during the first quarter of 2011.

With the drilling of the Mirto-2 well, Phase 3 of the exploration program has been completed. Both Emerald and the Company have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both the Company and Emerald are required to relinquish 50% of the area of the block, as selected by both parties, and there is the option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activities with the ANH, such as new seismic acquisition or drilling a new exploration well.  This is a normal procedure and in accordance with the standard contract with the ANH. Emerald has received approval from the ANH on the additional exploration program and has signed the amendment to the contract. Both Emerald and La Cortez have to comply with the acquisition of 120 km of 2D seismic or the drilling of an exploration well on or before August 2012.

The Company reimbursed Emerald a total of $13.5 million as of March 31, 2011 for the Maranta Block, including production and development costs for the Mirto wells. $1.78 million of these Maranta Block costs remain in unproved oil and gas properties as of March 31, 2011.

Putumayo 4 Block

On December 22, 2008, the Company entered into a memorandum of understanding (the “MOU”) with Petroleos del Norte S.A. (“Petronorte”), a Colombian subsidiary of Petrolatina Energy Plc., that entitles the Company to a 50% net working interest in the Putumayo 4 block (the “Putumayo 4 Block”).  According to the MOU, the Company will have the exclusive right to a 50% net participation interest in the Putumayo 4 Block and in the exploration and production contract (the “E&P Contract”) after ANH production participation.  Petronorte signed an E&P Contract with the ANH in February 2009.  Petronorte will be the “operator” of the E&P Contract.

Petronorte and the Company have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Colombian Ministry of the Interior.  Based on this information, the layout for the seismic acquisition has also been completed. Progress continues in the consultation process with local communities in the Putumayo 4 Block.

Under the terms of the contract signed with the ANH, the acquisition of seismic data, the drilling of an exploratory well and additional work for a value of $1.6 million have to be conducted before September 2012, when the 3-year term of Phase I ends.

Under the MOU and the joint operating agreement, the Company will be responsible for fifty percent (50%) of the costs incurred under the E&P Contract, entitling it to fifty percent (50%) of the revenues originated from the Putumayo 4 Block, net of royalty and production participation interest payments to the ANH, except that the Company will be responsible for paying two-thirds (2/3) of the costs originated from the first 103 kilometers of 2D seismic to be performed in the Putumayo 4 Block, in accordance with the expected Phase 1 minimum exploration program under the E&P Contract. If a prospective Phase 1 well in a prospect in the Putumayo 4 Block proves productive, Petronorte will reimburse the Company for its share of these seismic costs paid by the Company (which is one-sixth (1/6) share) with their revenues from production from the Putumayo 4 Block.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

Rio de Oro and Puerto Barco Fields

La Cortez’ acquisition of Avante Colombia was in exchange for common stock of La Cortez.  The purchase includes Avante Colombia’s Colombian branch, Avante Colombia Ltd. Sucursal. Avante Colombia currently has a 50% participation interest and is the operator of the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Catatumbo area, under an operating joint venture with Vetra Exploración y Producción S.A.  Under the terms of the stock purchase agreement, La Cortez and Avante have also agreed to enter into a joint venture to develop further exploration opportunities in Colombia.

La Cortez, through Avante Colombia, as operator of the fields, and with its joint venture partner Vetra Exploración y Producción S.A., has continued to conduct social activities in the area, and it has completed a plan to re-initiate production operations on the Puerto Barco field by the third quarter of 2011. This plan includes conducting workover activities in some of the existing wells, not only to determine the mechanical conditions, but also to gather geological information. In addition, the plan includes the upgrading of the production facilities as well as the access road.  Old seismic data has been reprocessed and has been  evaluated.  The Company has completed its technical evaluation in the Rio de Oro and Puerto Barco fields. The Company has met with representatives from the local communities and with several local and regional government officials, and has performed a detailed evaluation of the current road conditions, which will allow the Company to determine cost and timing for the necessary road improvements.

La Cortez, through Avante Colombia, continues evaluating the potential of the Puerto Barco field in order to determine options to re-initiate production operations on this field during 2011.

(5)	Related Party Transactions

Common Stock Sales

On March 2, 2010, as part of a closing of its private placement offering, the Company sold 58,000 Units, at a price of $1.75 per Unit, for total consideration of $101,500 to the Company’s Chairman of the Board and Interim Chief Financial Officer, on the same terms as to other investors in the offering.

(6)	Asset Retirement Obligation

ASC 410-20 (formerly FAS No. 143), requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units-of-production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil property accounts.  During the three months ended March 31, 2011, a revision was made to the Company’s estimates to reflect the effects of updated anticipated plugging date estimates.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

The following table reflects the changes in the ARO during the three months ended March 31, 2011.

Amount
Asset retirement obligation - beginning of period	$127,606
Current period revision to previous estimates	(23,818)
Current period accretion	5,629
Asset retirement obligation - end of period	$109,417

The following table reflects the changes in the ARO during the year ended December 31, 2010.

Amount
Asset retirement obligation - beginning of year	$3,860
Liabilities incurred in connection with Avante acquisition	187,155
Current year revision to previous estimates	(71,292)
Liabilities incurred with properties drilled	4,799
Current year accretion	3,084
Asset retirement obligation - end of year	$127,606

The credit-adjusted-risk-free rate used in calculating ARO was approximately 18% at March 31, 2011 and December 31, 2010. This rate approximates the Company’s borrowing rate.

(7)	Shareholders’ Equity

As of March 31, 2011 and December 31, 2010, there were 46,265,910 and 46,190,910 shares, respectively, of common stock and no shares of preferred stock issued and outstanding.

Registration Rights on Common Stock Sales

2008  Unit Offering

On July 23, 2008, the Board of Directors authorized the Company to offer up to a maximum of 10,000,000 units (the “2008 Unit Offering”) at an offering price of $1.25 per Unit. Each Unit consisted of one share of common stock and a common stock purchase warrant to purchase one-half share of common stock, exercisable for a period of five years at an exercise price of $2.25 per share.  On September 10, 2008, the Company issued 4,784,800 shares of common stock as the result of the sale of 4,784,800 Units, and warrants to purchase 2,392,400 shares of common stock.

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

The Company would be required to prepare a Registration Statement following receipt of the required investor demand, to be filed with the SEC and to become effective within two hundred ten (210) days from the receipt of the demand notice, registering for resale all shares of Common Stock issued in the 2008 Unit Offering included in the Units of those investors who choose to participate in such Demand Registration.  The Company will pay monetary penalties to these investors equal to one and one-quarter percent (1.25%) of the gross proceeds of the 2008 Unit Offering for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Unit Offering.  No penalties shall accrue with respect to any shares of Common Stock removed from the registration statement in respect to a comment from the SEC limiting the number of shares of Common Stock which may be included in the registration statement.  The holders of any common stock removed from the registration statement as a result of a comment from the SEC shall continue to have “piggyback” registration rights with respect to these shares.  There has been no request for a Demand Registration as of March 31, 2011.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

2009 Mid-Year Unit Offering

On May 11, 2009, the Board of Directors authorized the Company to offer up to a maximum of 12,000,000 units (the “2009 Mid-Year Unit Offering”) at an offering price of $1.25 per Unit. Each Unit consisted of one share of common stock and a common stock purchase warrant to purchase one share of common stock, exercisable for a period of five years at an exercise price of $2.00 per share. On June 19, 2009 (“Initial Closing’), the Company issued 4,860,000 shares of common stock as the result of the sale of 4,860,000 Units, and warrants to purchase 4,860,000 shares of common stock.  On July 31, 2009, the Company completed its final closing (the “Final Closing”) of the 2009 Mid-Year Unit Offering and closed on the sale of 205,000 Units.  At the Final Closing, the Company issued 205,000 shares of common stock, and warrants to purchase 205,000 shares of common stock.  The 2009 Mid-Year Unit Offering was terminated on July 31, 2009.

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

December 2009 and 2010 Private Placement Offerings

In December 2009, January 2010, March 2010 and April 2010, the Company closed on a Private Placement Offering (“PPO”).  The details of the PPO which occurred during December 2009 and the year 2010 are as follows: (a) On December 29, 2009, the Company closed on the sale of 1,428,571 PPO Units; (b) on January 29, 2010, the Company closed on the sale of 571,428 PPO Units; (c) on March 2, 2010, the Company closed on the sale of 857,144 PPO Units, and (d) on April 19, 2010, the Company conducted the fourth and final closing of its PPO for an additional 5,905,121 PPO Units.  Each “PPO Unit” was sold at a price of $1.75 and consists of (i) one share of the Company’s common stock, and (ii) a warrant representing the right to purchase one-half (1/2) of one share of its common stock, for a period of three years commencing on the final closing date of the PPO, at an exercise price of $3.00 per whole share (the “PPO Warrants”).

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

Stock Option Awards

On February 9, 2011, the Company granted under the Amended and Restated 2008 Plan, options to purchase 24,000 shares of its common stock to a consultant. These options vest pro-rata in six monthly installments beginning on March 9, 2011 and have a 10-year term. They were granted with an exercise price equal to $0.99.  The Company recognized compensation expense of $4,374 for the three months ended March 31, 2011. The fair value of the unvested shares was $4,321 as of March 31, 2011.

A summary of stock option activity during the three months ended March 31, 2011 covering options granted to the Company’s employees and directors is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,475,000	$2.04	7.93	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(141,666)	1.43	—	—
Expired	—	—	—	—
Outstanding at March 31, 2011	2,333,334	$2.07	7.62	$—

Of the above employee options outstanding at March 31, 2011, 1,400,006 options are vested or exercisable.   During the three months ended March 31, 2011, the Company recognized stock-based compensation expense of approximately $152,000 related to stock options, including approximately $147,000 related to options granted to employees.  As of March 31, 2011, there was approximately $331,000 of total unrecognized compensation cost related to non-vested stock options ($327,000 of which is related to employee options), which is expected to be recognized over a weighted-average period of approximately 0.61 years.

A summary of stock option activity during the three months ended March 31, 2011 covering options granted to the Company’s non-employees and non-directors is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	160,000	$2.00	8.46	$—
Granted	24,000	0.99	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2011	184,000	$1.88	8.43	$—

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

The fair value of the options granted during 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)	$ 1.19
Risk-free interest rate (2)	2.33%
Dividend yield (3)	0.00%
Volatility factor (4)	69.06%
Expected life (5)	5.25	years
Expected forfeiture rate (6)	10%

(1)	The estimated market value of the stock on the date of grant was based on a calculation by management after consideration of price per share reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(3)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

(4)
The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region, because the Company does not have adequate trading history to determine its historical volatility.

(5)	The expected life was estimated by management as the midpoint between the vesting date and the expiration date of the options.

(6)	Management estimated that the forfeiture rate at 10% based on its experience with companies in similar industries and regions.

Restricted Stock Units

Restricted stock unit activity during the three months ended March 31, 2011 is as follows:

	Number of Restricted Stock Shares	Weighted- average Grant Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2010	422,940	$1.68	2.73
Granted	10,000	1.08	—
Exercised	—	—	—
Forfeited	(12,764)	1.68	—
Expired	—	—	—
Outstanding at March 31, 2011	420,176	$1.68	2.48

As of March 31, 2011, none of the above restricted stock units were vested, and there was approximately $521,000 of unrecognized compensation cost related to non-vested restricted stock unit compensation arrangements granted under the 2008 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.48 years. The Company recognized compensation expense related to these restricted stock units amounting to $51,690 during the three months ended March 31, 2011.

(8)	Derivative Warrant Instruments (Liabilities)

During the three months ended March 31, 2011, the fair value of the warrant derivative instruments liability decreased by $4,535,322.  This was recorded as unrealized gain on fair value of derivative warrant instruments in the accompanying condensed consolidated statements of operations.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

Activity for derivative warrant instruments during the three months ended March 31, 2011 was as follows:

			Decrease in
		Activity	Fair Value of
	December 31,	during the	Derivative	March 31,
	2010	period	Liability	2011
Derivative warrant instruments	$7,457,125	$-	$(4,535,322)	$2,921,803
	$7,457,125	$-	$(4,535,322)	$2,921,803

Activity for derivative warrant instruments during the three months ended March 31, 2010 was as follows:

			Decrease in
		Activity	Fair Value of
	December 31,	during the	Derivative	March 31,
	2009	period	Liability	2010
Derivative warrant instruments	$7,500,138	$3,438,193	$(555,508)	$10,382,823
	$7,500,138	$3,438,193	$(555,508)	$10,382,823

 The fair value of the derivative warrant instruments is estimated using a probability-weighted scenario analysis model with the following assumptions as of March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010
Common stock issuable upon exercise of warrants	15,510,203	12,240,365
Estimated market value of common stock on measurement date	$0.67 (1)	$1.48 (2)
Exercise price	$1.25 to $3.00	$1.25 to $3.00
Risk free interest rate (3)	0.55% - 1.77%	0.15% - 4.55%
Warrant lives in years	1.75 - 4.05	2.92 - 4.58
Expected volatility (4)	68%	71% - 154%
Expected dividend yields (5)	None	None

(1)	The estimated market value of the stock is measured each period-end and is based on the reported public market prices.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

(9)	Fair Value Measurements

As defined in FASB ASC Topic No. 820 – 10 (formerly SFAS 157, Fair Value Measurements), fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011:

	Fair Value Measurements at March 31, 2011
	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Derivative warrant instruments	$-	$-	$2,921,803	$2,921,803
Total	$-	$-	$2,921,803	$2,921,803

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31,
	2011	2010
Beginning balance	$(7,457,125)	$(7,500,138)
Total unrealized gains	4,535,322	555,508
Additions	-	(3,438,193)
Ending balance	$(2,921,803)	$(10,382,823)
Change in unrealized gains included in
earnings relating to derivatives still held
as of March 31, 2011 and 2010	$4,535,322	$555,508

Fair Value on a Non-Recurring Basis

On January 1, 2009, the Company adopted the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company, the adoption applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired unproved oil and gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, La Cortez has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligation is presented in Note 6.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

(a)
The Company utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the three-month period ended March 31, 2010, La Cortez acquired the outstanding stock of Avante Colombia through the issuance of 10,285,819 shares of common stock with a fair value of $15,285,000. The inputs used by management for the fair value measurements of the assets and liabilities acquired, as well as the stock issued, include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3.

(10)	Sales to Major Customers

The Company, through its 20% interest in the Maranta field production, sold oil representing 10% or more of total revenues for the three month periods ended March 31, 2011 and 2010 to the customers shown below:

	March 31,	March 31,
	2011	2010
Customer A	28%
Customer B	72%
Customer C	-	48%
Customer D	-	20%
Customer E	-	26%

In the oil and gas industry, production is often sold to a relatively few customers. Substantially all of the Company’s customers are concentrated in the oil industry and revenue can be materially affected by current economic conditions, the price of certain commodities such as crude oil and natural gas and the availability of alternate purchasers. The Company believes that the loss of any of its major purchasers would not have a long-term material adverse effect on its operations.

(11)	Commitments and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that management believes, if determined in a manner adverse to the Company, could have a potential material adverse effect on its consolidated financial condition, results of operations or cash flows.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

On October 25, 2010, the Alabama Securities Commission (“ASC”) issued a Cease and Desist (“C&D”) naming the Company and certain other parties.  ASC alleged that securities in the Company’s 2010 private placement of units were sold to Alabama residents in violation of the Alabama securities laws, in that the securities were not sold by a broker dealer or registered representative who was registered in the State of Alabama.  The Company has cooperated with the ASC and responded to the requests for information.  As of the date of filing of this report, the ASC has not taken any further action against the Company.  Although there can be no assurance as to the ultimate outcome, based on information currently available, the Company believes the amount, or range, of reasonably possible losses (if any) in connection with this matter will not be material to its consolidated financial condition  or cash flows. The total proceeds received from these Alabama residents associated with the private placement of units were approximately $160,000.

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

Colombian Equity-Based Tax

The Colombian government recently enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities.  For purposes of this tax, the net worth of an entity was assessed on January 1, 2011, and is payable in eight semi-annual installments from 2011 through 2014. Based on the Company’s Colombian entities’ net equity, the Company’s total net-worth gross tax obligation was approximately $1.1 million.  The Company recognized the related expense arising from this tax obligation of approximately $779,000 (the present value of all future payments as of January 1, 2011) as a component of general and administrative expenses in the condensed consolidated statement of operations and recorded $36,256 as interest expense during the three months ended March 31, 2011.  The present value of this obligation as of March 31, 2011 (using a discount rate of 18%, which approximates the Company’s borrowing rate) is reflected in other liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2011 (the “2010 Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010.

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

Going Concern

In the course of our development activities, we have sustained losses and expect such losses to continue through at least the end of May 2012.  We expect to finance our operations primarily through our existing cash and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 1, 2011, that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional rounds of financing is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and offering terms. In addition, our ability to complete an offering may be dependent on the status of our oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Operational Update

Maranta Block – Mirto Field

On February 6, 2009, we entered into a farm-in agreement (the “Farm-In Agreement”) with Emerald Energy Plc Sucursal Colombia (“Emerald”), a Colombian branch of Emerald Energy Plc. (“Emerald Energy”), a company existing under the laws of the United Kingdom, for a 20% participating interest (the “Participating Interest”) in the Maranta exploration and production block (“Maranta”), which covers 90,458 acres (36,608 hectares)  in the Putumayo Basin in Southwest Colombia.

On February 4, 2010, we signed a joint operating agreement with Emerald with respect to the Maranta Block, and we have asked Emerald to submit a request to the Agencia Nacional de Hidrocarburos (“ANH”) to approve the assignment of our 20% participating interest to us.  If the ANH does not approve this assignment, Emerald and La Cortez have agreed to use our best endeavors to seek in good faith a legal way to enter into an agreement with terms equivalent to the Farm-In Agreement and the joint operating agreement, that shall privately govern the relations between the parties with respect to the Maranta Block and which will not require ANH approval.

Emerald has filed a request with the ANH for the assignment of the 20% working interest in the Maranta Block to La Cortez. In order to qualify as a contractor with ANH, we have submitted legal, operating, technical and financial information to be reviewed by ANH. On April 15, 2011, we submitted to the ANH our 2010 audited financial statements. With the submission of the audited financial statements, the ANH will initiate the review process for the assignment to La Cortez of our 20% participation interest in the contract. This process may take up to 60 days if no further clarification is requested by the ANH.

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

A workover job was carried out on the Mirto-2 well on January 2, 2011, in which the Villeta U sand was temporarily isolated and the Villeta N sand was perforated. Perforations were conducted between 10,586.5 and 10,597 feet depth (10.5 feet intervals).  The well was put on a production test on January 9, 2011, showing the following results: Average oil production of 512 bopd Gross (102 bopd net to La Cortez before royalties) with an average Base Sediment and Water (BS&W) lower to 1.47%. Total fluids production averaged approximately 521 bopd.

With the drilling of the Mirto-2 well, Phase 3 of the exploration program has been completed. Both Emerald and La Cortez have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both La Cortez and Emerald are required to relinquish 50% of the area of the block, as selected by both parties, and there is an option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activity with the ANH, such as new seismic acquisition or drilling a new exploration well. This is a normal procedure and in accordance with the standard contract with the ANH. Emerald has received approval from the ANH on the additional exploration program and has signed the amendment to the contract. Both Emerald and La Cortez have to comply with the acquisition of 120 km of 2D seismic or the drilling of an exploration well on or before August 2012.

Putumayo 4 Block

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

Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc. (AIM: PELE), as operator of the block, and La Cortez have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Ministry of the Interior. A total of seven communities were identified, and the consultation process with these communities has been initiated. Several meetings with the communities are taking place in conjunction with the Ministry of the Interior representatives. Based on this information, the layout for the seismic acquisition has also been completed, resulting in a 2D seismic acquisition plan of some 103 km in the north part of the block, where at least two leads have been determined with the reprocessed seismic. Progress continues in the consultation process with local communities in the Putumayo-4 block. We now expect to initiate acquisition of 103 km of 2D seismic in the second half of 2011 due to delays in getting the consultation agreements with the different communities in the area. We believe we will be in a position to drill our first exploration well by the end of 2011 or during first quarter 2012. After evaluating the reprocessed seismic, several leads have been identified, which we will seek to confirm with the new seismic acquisition. We remain optimistic on the potential of this block. We have received a number of inquiries from interested parties regarding potential participation in this block, but no agreements have been negotiated to date.

Under the terms of the contract signed with the ANH, we must complete the acquisition of at least 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.6 million before August 25, 2012, when the 3-year term of Phase I ends.

The Putumayo 4 Block covers 126,845 acres (51,333 hectares) located in the Putumayo Basin.

Rio de Oro and Puerto Barco Fields

Through our subsidiary, Avante Colombia, as operator of the fields, and with our joint venture partner Vetra Exploración y Producción S.A. (“Vetra”), we continue to conduct social activities in the area covering Rio de Oro and Puerto Barco fields, and we have completed a plan to re-initiate production operations on the Puerto Barco field during the third  quarter of 2011.  This plan includes conducting workover activities in some of the existing wells, not only to determine the mechanical conditions, but also to gather geological information. In addition, the plan includes the upgrading of the production facilities as well as the access road.  Old seismic data has been reprocessed and is being evaluated.  We have completed our technical evaluation in the Rio de Oro and Puerto Barco fields. We have also completed the program to re-initiate the Puerto Barco field early next year in conjunction with Vetra. We have met with representatives from the local communities and with several local and regional government officials, and have performed a detailed evaluation of the current road conditions, which will allow us to determine cost and timing for the necessary road improvements.  A formal proposal was submitted to Ecopetrol to enter into new exploration areas as well as to modify the terms and conditions of the existing contracts. We have had several discussions with Ecopetrol in this regard. Ecopetrol indicated that before the parties continue with discussion, Ecopetrol would like to see some activity in the area. We plan to execute some activity in the area, such as environmental remediation, roads upgrading and one workover during the course of 2011. We will continue our discussions with Ecopetrol for planned activity to be conducted in the area.

Listing Application

We have applied to list our common stock on the TSX Venture Exchange (“Exchange”).  However, the application is subject to Exchange review and to our fulfilling all of the listing requirements of the Exchange.   There can be no assurance that our application will be accepted.

Results of Operations

We are an international, early-stage exploration and production company and have generated limited operating revenues to date.

Three Months Ended March 31, 2011, Compared with Three Months Ended March 31, 2010

A summary of our results for the three month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,		Percentage Increase /
	2011	2010	(Decrease)
Revenues	$363,433	$90,383	302%
Costs and expenses	(2,598,339)	(1,486,644)	75%
Non-operating income, net	4,504,748	561,189	703%
Income tax expense	(10,189)	-	-
Net income (loss)	$2,259,653	$(835,072)	(3,706)%

Revenues

We earned oil and gas revenues of $363,433 for the three months ended March 31, 2011, compared to $90,383 for the three months ended March 31, 2010.  The increase in revenues is primarily due to the successful results of the workover conducted in the Mirto-2 well and the production testing initiated on January 9, 2011. Revenues recognized for the three months ended March 31, 2010 are related to the Mirto-1 well which started producing during the fourth quarter of 2009 and continued producing until the fourth quarter of 2010. The Mirto-1 well continues to be shut in due to mechanical problems.  A review of the conditions of this well is currently being performed in order to determine potential corrective actions regarding the Villeta sands production.   It is expected that a workover job in the Villeta N sand will be conducted in Mirto-1 within the next 3 months.

Costs and Expenses

Our operating costs and expenses for the three months ended March 31, 2011 and 2010, consisted of the following:

	Three Months Ended March 31,		Percentage Increase /
	2011	2010	(Decrease)
Operating costs	$269,977	$397,143	(32)%
Depreciation, depletion, accretion and amortization	47,320	37,008	28%
General and administrative	2,281,042	1,052,493	1,167%
Total	$2,598,339	$1,486,644	75%

Operating costs

Our operating costs for the three months ended March 31, 2011, which pertain to our costs incurred in production activities for the Mirto-2 well, which began producing in January 2011, amounted to $269,977.  Our operating costs during the first quarter of 2010 included significant costs to work over the Mirto-1 well which were not capitalizable.

Depreciation, Depletion, Accretion, and Amortization Expenses

The increase in our depreciation, depletion, accretion, and amortization expenses for the three months ended March 31, 2011 as compared to 2010 was mainly due to the depletion expense on proved oil properties due to the increase in production in the Mirto 2 well, depreciation of other property and equipment, and accretion of our asset retirement obligation  recognized for the three months ended March 31, 2011.

General and Administrative Expenses

We incurred total general and administrative expenses of $2,281,042 for the three months ended March 31, 2011 compared to $1,052,493 for the three months ended March 31, 2010. This was primarily due to an increase in payroll expenses to $525,100 in the 2011 period from $418,118 during the three months ended March 31, 2010; an increase in professional fees to $748,031 for the three months ended March 31, 2011 from $440,710 for the three months ended March 31, 2010; an increase in rent expense to $31,824 for the three months ended March 31, 2011 from $29,126 for the comparable period of 2010; and an increase in other expenses to $937,281 for the three months ended March 31, 2011 (which includes approximately $779,000 arising from an equity-based tax during the three months ended March 31, 2011, as discussed below) from $101,657 for the 2010 period.  These increases were partially offset by a decrease in travel expense to $38,806 for the three months ended March 31, 2011 from $52,882 for the comparable period of 2010. In particular, the increase in professional fees and other general and administrative expenses during the 2011 period as compared to the 2010 period is primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations and an expense recognized during the 2011 period of approximately $779,000 arising from an equity-based tax effective January 1, 2011 by the Colombian tax authorities on all  Colombian entities. See Note 11 to our condensed consolidated financial statements for further details.

Non-operating Income, Net

Net non-operating income for the three months ended March 31, 2011, was $4,504,748, compared to net non-operating income of $561,189 for the three months ended March 31, 2010. During the three months ended March 31, 2011, we recognized an unrealized gain from the decrease in the fair value of derivative warrant instruments liability of $4,535,322 compared to an unrealized gain of $555,508 during the three months ended March 31, 2010.  The decrease in the derivative warrant instruments’ fair value was due to several factors, the most significant of which was due the larger decrease in the market value of our common stock measured from December 31, 2010 to March 31, 2011 as compared to the market value of our common stock measured from December 31, 2009 to March 31, 2010.   We estimate our derivative warrant instruments liability calculations using a probability-weighted scenario analysis model.  See Note 8 to our condensed consolidated financial statements for further details.

Net Income (Loss)

Our net income for the three months ended March 31, 2011 was $2,259,653 compared to a net loss of $835,072 for the three months ended March 31, 2010.  The increase in net income is mainly due to: an increase in our revenues to $363,433 for the three months ended March 31, 2011 from $90,383 in the same period of 2010, the increase in the non-operating income to $4,504,748 (due to the unrealized gain on fair value of derivative warrant instruments recognized of $4,535,322) compared to non-operating income of $561,189 for the three months ended March 2010. These factors were partially offset by an increase in general and administrative expenses to $2,281,042 in the 2011 period from $1,052,493 in the 2010 period.

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

Adjusted EBITDA for the three months ended March 31, 2011 and 2010  is calculated as follows:

	Three months ended March 31,
	2011	2010
Net income (loss)	$2,259,653	$(835,072)
Adjustments:
Depreciation, depletion, accretion and amortization	47,320	37,008
Income taxes	10,189	-
Unrealized gain on fair value of derivative warrant instruments, net	(4,535,322)	(555,508)
Stock-based compensation expense	203,498	150,257
Interest expense (income), net	30,574	(5,681)
Adjusted EBITDA	$(1,984,088)	$(1,208,996)

Adjusted EBITDA for the three months ended March 31, 2011 was a loss of $2.0 million, compared to a loss of $1.2  million for the three months ended March 31, 2010.  The increase in the loss was primarily caused by the increase in professional fees and other general and administrative expenses during the 2011 period as compared to the 2010 period primarily due to increased audit, accounting, legal and consultancy expenses arising from our administrative exploration activities and growth in our operations and an expense recognized during the 2011 period of approximately $779,000 arising from an equity-based tax effective January 1, 2011 by the Colombian tax authorities on all  Colombian entities.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2011, was $7,450,889 compared to $8,327,020 as of December 31, 2010.  This decrease was mainly due to payments for our administrative expenses during the three months ended March 31, 2011.

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

In November 2009, we deposited $2.7 million into a trust account as our portion of the ANH-required performance guarantee under Petronorte’s E&P contract, which funds will not be able to be used for other corporate purposes during the life of the guarantee.

In accordance with the terms of the Emerald farm-in agreement, we have borne 65% ($1.2 million) of the currently estimated $1.8 million Mirto-1 completion costs.  We made this $1.2 million payment to Emerald on July 27, 2009.    Additional Phase 2 costs were paid by us as needed, following cash calls by Emerald, as follows: $948,044 for seismic on the Mirto-1 well (equivalent to 60% share) and $7,440,354 for drilling on the Mirto-1 well (equivalent to 65% share), totaling $8,388,398.  With Phase 2 work completed, we will pay 20% of all subsequent costs related to the Maranta Block.

While the purchase price for Avante Colombia consisted solely of shares of our common stock, Avante Colombia currently has a 50% participation interest and is the operator of the Rio de Oro and Puerto Barco exploration and production contracts with Ecopetrol in the Catatumbo area in eastern Colombia.  Accordingly, we will incur operating expenses in connection with Avante Colombia’s projects going forward.  Moreover, our agreement with Avante also provides that we and Avante could enter into a joint venture to develop another exploration opportunity in Colombia, which will require further commitment of our capital if the joint venture goes forward.

We are currently utilizing cash of approximately $371,000  per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  We expect this rate of cash utilization to increase over the next twelve months.

Over the next twelve months, we expect to use approximately:

•
$8.3 million in order to bear our share of commitments with respect to the Putumayo 4 Block, related to Phase 1 seismic acquisition, permitting activities and exploration activities (although we have until August 2012 to complete the work);

•	$1.8 million to carry out our proposed activities on Avante Colombia’s projects, and on Puerto Barco, related to road and facilities upgrading and existing well workovers;

•	$2.5 million of additional investment in the Maranta Block which will be determined once further information on the Mirto-2 well is acquired and evaluated; and

•	Up to an additional $6.0 million to cover our administrative expenses and for general working capital to continue to execute our business plan and build our operations.

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

In the course of our development activities, we have sustained losses and expect such losses to continue through at least May 2012.   We expect to finance our operations primarily through our existing cash and any future financing.  Note 2 to the audited consolidated financial statements contained in the 2010 Form 10-K reported that as of the date of the filing of the 2010 Form 10-K on April 1, 2011, there existed substantial doubt about our ability to continue as a going concern, and the Report of Independent Registered Public Accounting Firm included in our 2010 Form 10-K included an explanatory paragraph with respect thereto.

We anticipate that after August 2011, we will need to obtain additional capital for the purposes described above.  In addition, the listing standards of the TSX Venture Exchange require that we demonstrate that we have adequate working capital and financial resources to carry out our stated work program or execute our business plan for the 12 month period following listing, plus $100,000 in unallocated funds.  This requirement will necessitate that we raise at least $5 to $7 million of additional capital prior to listing.  In order to obtain capital, we may need to sell additional shares of our equity or debt securities, or borrow funds from private or institutional lenders. Because of the recent volatility in the credit, stock, and commodities markets, and our status as an early stage company, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2010, for a complete description of certain proceedings previously reported by us; there have been no significant subsequent developments in such proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Although there can be no assurance as to the ultimate outcome, we believe, based on information currently available, that the amount, or range, of reasonably possible losses (if any) in connection with the pending matter will not be material to our consolidated financial condition or cash flows.  Except as described in the Form 10-K, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our or their property is the subject, and, as far as we are aware, no governmental authority is contemplating any such proceeding.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2010 Form 10-K under Part I, Item 1A, therein.

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

LA CORTEZ ENERGY, INC.

Date: May 16, 2011	By:	/s/ Andres Gutierrez Rivera
Name: Andres Gutierrez Rivera
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nadine C. Smith
Name: Nadine C. Smith
Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1§	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2§	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
§
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.