Form 10-Q
period 2011-06-30
La Cortez Energy, Inc.
filed 2011-08-15
CIK 1368964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011, there were 46,328,410  shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

LA CORTEZ ENERGY, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$5,316,153	$8,327,020
Accrued oil receivables	1,002,874	-
Employee advances and other receivables	3,601	14,603
Prepaid expenses	244,541	119,887
Total current assets	6,567,169	8,461,510
Oil properties, at cost, using the full cost method of accounting:
Proved	11,226,391	11,249,087
Unproved	11,990,218	11,897,508
Accumulated depletion and impairment	(10,509,184)	(10,476,624)
	12,707,425	12,669,971
Other property and equipment, net of accumulated depreciation of $222,618 and $175,309, respectively	138,250	181,121
Goodwill	5,591,422	5,591,422
Restricted cash	2,675,118	2,777,057
Total assets	$27,679,384	$29,681,081

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$681,859	$1,048,573
Accrued liabilities	637,493	371,927
Other liabilities - current portion	268,862	-
Derivative warrant instruments	1,060,607	7,457,125
Total current liabilities	2,648,821	8,877,625
Other liabilities - non-current portion	496,287	-
Asset retirement obligation	114,995	127,606
Total liabilities	3,260,103	9,005,231
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 46,315,910 and 46,190,910 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	46,315	46,190
Additional paid-in capital	39,245,645	38,744,339
Accumulated deficit	(14,872,679)	(18,114,679)
Total shareholders' equity	24,419,281	20,675,850
Total liabilities and shareholders' equity	$27,679,384	$29,681,081

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Oil revenues	$639,441	$75,891	$1,002,874	$166,274
Total revenues	639,441	75,891	1,002,874	166,274

Costs and expenses:
Operating costs	176,859	446,111	446,836	843,254
Depreciation, depletion, accretion and amortization	42,634	56,967	89,954	93,975
Impairment of oil properties	-	273,318	-	273,318
General and administrative	1,300,837	1,617,876	3,581,879	2,670,369
Total costs and expenses	1,520,330	2,394,272	4,118,669	3,880,916
Loss from operations	(880,889)	(2,318,381)	(3,115,795)	(3,714,642)

Non-operating income (expense):
Unrealized gain (loss) on fair value of derivative warrant instruments, net	1,861,196	(657,531)	6,396,518	(102,023)
Interest and other income	51,147	27,142	56,829	32,823
Interest expense	(37,793)	-	(74,049)	-
Total non-operating income (expense)	1,874,550	(630,389)	6,379,298	(69,200)
Income (loss) before income taxes	993,661	(2,948,770)	3,263,503	(3,783,842)

Income taxes	(11,314)	-	(21,503)	-

Net income (loss)	$982,347	$(2,948,770)	$3,242,000	$(3,783,842)

Basic and diluted earnings (loss) per share	$0.02	$(0.07)	$0.07	$(0.10)

Basic and diluted weighted average common shares outstanding	46,288,300	44,672,533	46,252,305	37,539,525

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
  For the six months ended June 30, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2010	46,190,910	$46,190	$38,744,339	$(18,114,679)	$20,675,850
Common stock for services	125,000	125	104,125	-	104,250
Stock-based compensation	-	-	397,181	-	397,181
Net income	-	-	-	3,242,000	3,242,000
Balance at June 30, 2011	46,315,910	$46,315	$39,245,645	$(14,872,679)	$24,419,281

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,242,000	$(3,783,842)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	89,954	93,975
Impairment of oil properties	-	273,318
Stock-based compensation	397,181	306,514
Unrealized loss (gain) on fair value of derivative warrant instruments, net	(6,396,518)	102,023
Common stock for services	104,250	86,500
Changes in operating assets and liabilities:
Accrued oil receivables	(1,002,874)	193,488
Employee advances and other receivables	11,002	4,979
Prepaid expenses and other assets	(124,654)	(44,000)
Accounts payable	(366,714)	(2,086,820)
Accrued liabilities	265,566	81,528
Other liabilities	765,149	-
Net cash used in operating activities	(3,015,658)	(4,772,337)
Cash flows from investing activities:
Acquisition of Avante, net of cash received	-	289,937
Investments in unproved oil properties	(92,710)	(1,097,939)
Restricted cash	101,939	-
Purchases of other property and equipment	(4,438)	-
Net cash used in investing activities	4,791	(808,002)
Cash flows from financing activities:
Proceeds from the sale of common stock and derivative warrant instruments	-	17,833,964
Payments for offering costs	-	(995,730)
Net cash provided by financing activities	-	16,838,234
Net change in cash and cash equivalents	(3,010,867)	11,257,895
Cash and cash equivalents, beginning of period	8,327,020	2,376,585
Cash and cash equivalents, end of period	$5,316,153	$13,634,480

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$41,008	$-
Interest	$-	$-
Non-cash investing and financing transactions:
Change in asset retirement obligation estimate	$(22,696)	$-
Issuance of common stock in connection with acquisition of Avante for:
Acquisition of accounts receivable	$-	$3,653
Acquisition of prepaid expenses and other current assets	$-	$43,001
Acquisition of unproved oil properties	$-	$9,808,470
Acquisition of goodwill	$-	$5,591,422
Acquisition of other property and equipment	$-	$48,743
Assumption of accounts payable	$-	$240,445
Assumption of accrued liabilities	$-	$72,626
Assumption of asset retirement obligation	$-	$187,155

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

(1)	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

La Cortez Energy, Inc. (“LCE,” “La Cortez” or the “Company”), together with its 100% owned subsidiaries, La Cortez Energy Colombia, Inc., a Cayman Islands corporation (“LA Cortez Colombia”), La Cortez Energy Colombia, E.U., a Colombia corporation in process of liquidation (“Colombia E.U.”) and Avante Colombia, Inc. (“Avante Colombia”), is an international oil and gas exploration and production (“E&P”) company concentrating on opportunities in South America. As discussed in Note 3 below, LCE acquired Avante Colombia on March 2, 2010.

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

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations presented for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed government insured limits. The Company has never experienced any losses related to these balances. All of its non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

The Company had cash and cash equivalents of approximately $5.3 million and $8.3 million at June 30, 2011 and December 31, 2010, respectively.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of June 30, 2011 and December 31, 2010. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Earnings (Loss) per Common Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10, which establishes the requirements for presenting earnings per share (“EPS”).  FASB ASC Topic No. 260 – 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the six months ended June 30, 2011, the Company had potentially dilutive shares outstanding, including 2,292,334 options to purchase shares of common stock and warrants to purchase 15,515,203 shares of common stock, and restricted stock units issued to key directors and employees that enable grantees to obtain 418,311 shares of common stock.   There was no difference between basic and diluted earnings per share for the three and six months ended June 30, 2011 as the average stock price of the Company’s common shares during the period did not exceed the exercise price of any of Company’s outstanding options and warrants to purchase shares of common stock.  For the six months ended June 30, 2010, the Company had potentially dilutive shares outstanding, including 2,551,667 options to purchase shares of common stock and warrants to purchase 15,515,203 shares of common stock.  There was no difference between basic and diluted loss per share for the three and six months ended June 30, 2010 as the effect of these potential common shares were anti-dilutive due to the net loss during the three and six months ended June 30, 2010.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accrued oil receivables, accounts payable,  accrued expenses and other liabilities associated with the Colombian equity-based tax approximates fair value due to the short term nature of these accounts.

Foreign Currency Translation

For the six months ended June 30, 2011 and 2010, cumulative translation gains (losses) and foreign currency transaction gains (losses) were not significant.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations, which addresses the diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the amended guidance expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.    The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted the amended guidance on January 1, 2011, the adoption of which is not expected to impact the Company’s consolidated results of operations, cash flows or financial position as this guidance provides only disclosure requirements.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is still evaluating whether adoption of ASU 2011-04 will have an impact on the Company’s 2012 consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income.  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this standard is not expected to impact the Company’s consolidated results of operations, cash flows or financial position.

(2)	Going Concern

At June 30, 2011, the Company had cash and cash equivalents of $5,316,153 and a working capital of $3,918,348. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources during the start of the fourth quarter of 2011 based upon its current operating plan.

Through June 30, 2011, the Company has been primarily engaged in locating viable investment prospects and recruiting personnel. In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the next twelve months from the filing date of this report.  The Company anticipates that after September 2011, it will need to obtain additional capital to cover its administrative expenses and for general working capital to continue to execute its business plan and build its operations. The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

Avante Colombia currently has a 50% participation interest (acquired in late 2005) in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Department of North Santander in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploración y Producción Colombia S.A.  Both production contracts are for a ten-year term expiring at the end of 2013.  The acquisition of Avante Colombia will provide new exploration opportunities.  The oil and gas properties derived from this acquisition have been classified as unproved on the condensed consolidated financial statements as of June 30, 2011.

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

Stockholder Agreement

In connection with the Acquisition, La Cortez entered into a Stockholder Agreement with Avante; Nadine Smith, the Company’s Chairman of the Board; and Andrés Gutierrez, the Company’s Chief Executive Officer, dated as of March 2, 2010 (the “Stockholder Agreement”).

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

Description of Assets of Avante Colombia

Immediately following the Acquisition, Avante Colombia became La Cortez’s wholly-owned subsidiary.

Avante Colombia currently has a 50% participation interest (acquired in late 2005) in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. (“Ecopetrol”) in the Department of North Santander in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploración y Producción S.A. Colombia (“Vetra” ).  Both production contracts are for a ten-year term expiring at the end of 2013.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

For purposes of the step one analysis, estimates of fair value are based on discounted cash flows (the “income approach”). Under the income approach, the fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets, oil production volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions in Colombia. As of June 30, 2011, the Company did not identify any potential impairment events or changes in circumstances related to its goodwill.

The following table reflects the unaudited pro forma results of operations as though the Avante Acquisition had occurred on January 1, 2010. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
Revenues	$75,891	$166,274

Net Loss	$(2,948,770)	$(3,823,790)

Loss per share - basic and diluted:	$(0.07)	$(0.09)

Weighted average shares outstanding:
basic & diluted	44,672,533	41,006,016

The following table reflects the results of operations of Avante Colombia since the Closing Date that are included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2010:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
Revenues	$-	$-

Net loss	$(49,695)	$(69,669)

(4)	Oil Properties

The Company uses the full cost method of accounting for its oil and natural gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and natural gas reserves are capitalized.  Under full cost accounting rules, capitalized costs, less accumulated depletion and amortization, shall not exceed an amount (the ceiling) equal to the sum of: (i) the present value of estimated future net revenues less future production, development, site restoration, and abandonment costs derived based on current costs assuming continuation of existing economic conditions and computed using a discount factor of ten percent; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized.  If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.  Amounts required to be written off are not reinstated for any subsequent increase in the cost center ceiling.  The Company recorded no impairment associated with its proved oil properties for the three and six month periods ended June 30, 2011.   For the three and six month periods ended June 30, 2010, the Company incurred $273,318 of impairment on its proved oil properties.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

Maranta Block

On February 6, 2009, the Company entered into a farm-in agreement (the “Farm-In Agreement”) with Emerald Energy Plc Sucursal Colombia (“Emerald”), a Colombian branch of Emerald Energy Plc. (“Emerald Energy”), a company existing under the laws of the United Kingdom, for a 20% participating interest (the “Participating Interest”) in the Maranta exploration and production block (“Maranta”).

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

Emerald has filed a request with the ANH for the assignment of the 20% working interest in the Maranta Block to La Cortez. In order to qualify as a contractor with the ANH, the Company has submitted, on April 15, 2011, legal, operating, technical and financial information, including prior years’ audited financial statements, to be reviewed by the ANH.  On July 12, 2011, the Company was informed by Emerald that the request for transfer of the 20% interest was not approved because the ANH determined that the submitted information did not comply with the financial requirements demanded by the contract signed between the ANH and Emerald.  The Company plans to discuss the financial information with the ANH, including the accounting for the derivative warrant instruments liability, and send a new request for the assisgnment..  Non-approval by the ANH does not affect the current joint operating agreement between Emerald and La Cortez.

Emerald, the operator of the Maranta Block, completed drilling operations of the Mirto-2 exploratory well on August 15, 2010, after having conducted a sidetrack on the well. Mirto-2 production tests were initiated on September 23, 2010, for a 5-day period on the Villeta U sand. The well was put back on an extended production test on October 16, 2010 until December 10, 2010, and was then placed on long-term production testing in January 2011. The capitalized costs associated with the Mirto 2 well were categorized as proved properties as of December 31, 2010 and June 30, 2011 and were subject to depletion and impairment.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Given the favorable results of the long-term production test on the Mirto-2 well, the Company decided to initiate workover activities on the Mirto-1 well, which commenced on August 8, 2011.  The Company has been informed by Emerald that the initial workover is expected to last approximately 15 days, and, if successful, the well could be producing on a continuous basis by September 2011.  The objective of the workover is to initiate a long-term production test on the Mirto-1 Villeta N sand, which is the same zone currently producing from the Mirto-2 well.

Phase 3 of the initial exploration program was completed last year with the drilling of the Mirto-2 well.  Both Emerald and the Company have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both the Company and Emerald are required to relinquish 50% of the area of the block, as selected by both parties, and there is the option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activities with the ANH, such as new seismic acquisition or drilling a new exploration well.  This is a normal procedure and in accordance with the standard contract with the ANH. Emerald has received approval from the ANH, which was dated April 11, 2011, on the additional exploration program and has signed the amendment to the contract. Phase 1 of the subsequent exploratory program requires both Emerald and La Cortez to comply with the acquisition of 120 km of 2D seismic or the drilling of an exploration well on or before August 2012, with Phase 2 of the subsequent exploratory program requiring another acquisition of 120 km of 2D seismic or the drilling of an exploratory well on or before August 2014.

The Company reimbursed Emerald a total of $14.0 million as of June 30, 2011 for the Maranta Block, including production and development costs for the Mirto wells. $1.77 million of these Maranta Block costs remain in unproved oil and gas properties as of June 30, 2011.

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

Petronorte and the Company have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Colombian Ministry of the Interior.  Based on this information, the layout for the seismic acquisition has also been completed. The indigenous consultations continue to show significant progress in the northern part of the block with two communities consulted to date. One of them is ready with final agreements, while the other is still in the process of discussing the proposal, with final approval expected by early September 2011. Community consultations in the southern part of the block have been slightly more difficult, and while the negotiations continue in earnest, it has been agreed to focus all initial seismic activity in the northern area of the block in order to fulfill the commitments to the ANH.

In response to delays associated with the community consultation process on the block, Petronorte sent a letter to the ANH on May 23, 2011 asking for a suspension of the contract for about 7 months, due to delays on availability of the Ministry of Interior representative..  Petronorte is asking that an additional 7 months be added to the original commitment in order to compensate for the impact on the original schedule. The ANH answered the initial correspondence letter on June 20, 2011, with indications that they are studying this request, but did not give any indication on the final decision to be taken.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

The near-term operational objective for the block is to shoot 2D seismic in October 2011. A detailed analysis of the planned seismic area is being conducted. The team will include technical experts (Petronorte and LCTZ) along with environmental and civil engineering specialist with the primary goal of defining focus areas such as access roads, both collection and disposal water points, and possible camp locations.

The bid specification for seismic is expected to be ready by the end of August 2011, to be awarded in September 2011, and work to be initiated in October 2011. It is expected that the Company will have the seismic volume interpretation no later than January 2012.  Under the terms of the contract signed with the ANH, the acquisition of seismic data, the drilling of an exploratory well and additional work for a value of $1.6 million have to be conducted before August 2012, when the 3-year term of Phase I ends.  The additional committed investment to the ANH of $1.6 million will be executed in the northern area. The initial area to be chosen will be void of communities to avoid further consultations.

Once the community consultations are finalized, the Company will commence work on the Environmental Impact Study.  It is planned by the end of 2011 to submit all of the necessary documentation to the Ministry of Environment (MAVDT). Subject to completion of permitting and civil works at the drill-site, the Company and Petronorte anticipate spudding the first commitment exploratory well by mid 2012. The Company remains optimistic on the potential of this block, and has recently been approached by several parties with a potential interest in partnering with the Company on future exploration and development at the Putumayo-4 Block.

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

Rio de Oro and Puerto Barco Fields

La Cortez’ acquisition of Avante Colombia was in exchange for common stock of La Cortez.  The purchase includes Avante Colombia’s Colombian branch, Avante Colombia Ltd. Sucursal. Avante Colombia currently has a 50% participation interest and is the operator of the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Catatumbo area, under an operating joint venture with Vetra Exploración y Producción Colombia S.A.  Under the terms of the stock purchase agreement, La Cortez and Avante have also agreed to enter into a joint venture to develop further exploration opportunities in Colombia.

La Cortez, through Avante Colombia, as operator of the fields, and with its joint venture partner Vetra Exploración y Producción S.A., has continued to conduct social activities in the area, and it has completed a plan to re-initiate production operations on the Puerto Barco field by the fourth quarter of 2011. This plan includes conducting workover activities in some of the existing wells, not only to determine the mechanical conditions, but also to gather geological information.  The Company has completed its technical evaluation in the Rio de Oro and Puerto Barco fields, and has met with representatives from the local communities and with several local and regional government officials.

Upon completion of the technical evaluation of the Puerto Barco block, the Company developed a comprehensive civil works, community socialization, and operational work-over program designed to successfully re-initiate near-term production in the Puerto Barco field.

The comprehensive civil works improvement program is set to commence by mid August 2011.  Phase I  is expected to last approximately two months covering the area from La Gabarra to the Puerto Barco-2 pad, which is the planned location for the first work-over well. Phase II will commence in mid September 2011, and will consist primarily of road maintenance along specific points from La Gabarra to Tibu, Colombia.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Social activities related to the Puerto Barco area has been undertaken with community leaders in both La Gabarra and Tibu, including government authorities and clergymen. The next step, which is underway, is conducting social activities within the smaller communities.  The Company has contracted and stationed an experienced social professional in the area, who is based in La Gabarra.

Work-over rig mobilization is expected to begin in October 2011, with initial work-over activity set to commence immediately following completion of the civil works program in late October 2011. The Company has approved the initial Authorization for Expenditure (AFE) for the first work-over well, which is estimated to cost the Company approximately $1.87 million, net to La Cortez. Initial production is expected in late November 2011.  This activity will begin the process of securing more recent, complete technical data that could potentially allow for a reclassification of certain resource estimates to booked reserve quantities. The results will also provide us with the technical data needed in connection with the Company's ongoing negotiations with Ecopetrol regarding the amendment of the existing contract’s terms. The Company continues to be actively engaged with Ecopetrol regarding opportunities to amend the existing contract terms, though the final outcome of such discussions remains unknown at this point. The first well intervention will be conducted on the Puerto Barco-2 well, which is considered to be a strategic milestone event that will give Ecopetrol the opportunity to evaluate the Company's ability to implement exploration and development activity in the block beyond 2013.

(5)	Related Party Transactions

Common Stock Sales

On March 2, 2010, as part of a closing of its private placement offering, the Company sold 58,000 Units, at a price of $1.75 per Unit, for total consideration of $101,500 to the Company’s Chairman of the Board and Interim Chief Financial Officer, on the same terms as to other investors in the offering.

(6)	Asset Retirement Obligation

ASC 410-20 (formerly FAS No. 143), requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units-of-production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil property accounts.  During the six months ended June 30, 2011, a revision was made to the Company’s estimates to reflect the effects of updated anticipated plugging date estimates.

The following table reflects the changes in the ARO during the six months ended June 30, 2011.

Amount
Asset retirement obligation - beginning of period	$127,606
Current period revision to previous estimates	(22,696)
Current period accretion	10,085
Asset retirement obligation - end of period	$114,995

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

The credit-adjusted-risk-free rate used in calculating ARO was approximately 18% at June 30, 2011 and December 31, 2010. This rate approximates the Company’s borrowing rate.

(7)	Shareholders’ Equity

As of June 30, 2011 and December 31, 2010, there were 46,315,910 and 46,190,910 shares, respectively, of common stock and no shares of preferred stock issued and outstanding.

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

The Company would be required to prepare a Registration Statement following receipt of the required investor demand, to be filed with the SEC and to become effective within two hundred ten (210) days from the receipt of the demand notice, registering for resale all shares of Common Stock issued in the 2008 Unit Offering included in the Units of those investors who choose to participate in such Demand Registration.  The Company will pay monetary penalties to these investors equal to one and one-quarter percent (1.25%) of the gross proceeds of the 2008 Unit Offering for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Unit Offering.  No penalties shall accrue with respect to any shares of Common Stock removed from the registration statement in respect to a comment from the SEC limiting the number of shares of Common Stock which may be included in the registration statement.  The holders of any common stock removed from the registration statement as a result of a comment from the SEC shall continue to have “piggyback” registration rights with respect to these shares.  There has been no request for a Demand Registration as of June 30, 2011.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Stock Option Awards

On March 28, 2011, the Company granted under the Amended and Restated 2008 Plan, options to purchase 24,000 shares of its common stock to a consultant. These options have a 10-year term, and 4,000 options vested at the date of grant and on the ninth day of each month beginning on April 9, 2011. They were granted with an exercise price equal to $0.99.  The Company recognized compensation expense of $4,913 for the six months ended June 30, 2011. The fair value of the unvested shares was $903 as of June 30, 2011.

A summary of stock option activity during the six months ended June 30, 2011 covering options granted to the Company’s employees and directors is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,475,000	$2.04	7.93	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(366,666)	1.43	—	—
Expired	—	—	—	—
Outstanding at June 30, 2011	2,108,334	$2.14	7.28	$—

Of the above employee options outstanding at June 30, 2011, 1,283,339 options are vested or exercisable.   During the six months ended June 30, 2011, the Company recognized stock-based compensation expense of approximately $293,000 related to stock options, including approximately $288,000 related to options granted to employees.  As of June 30, 2011, there was approximately $147,000 of total unrecognized compensation cost related to non-vested stock options ($146,000 of which is related to employee options), which is expected to be recognized over a weighted-average period of approximately 0.28 years.

A summary of stock option activity during the six months ended June 30, 2011 covering options granted to the Company’s non-employees and non-directors is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	160,000	$2.00	8.46	$—
Granted	24,000	0.99	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2011	184,000	$1.87	8.20	$—

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

The fair value of the options granted during 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)	$0.70
Risk-free interest rate (2)	2.23%
Dividend yield (3)	0.00%
Volatility factor (4)	68%
Expected life (5)	5.25 years
Expected forfeiture rate (6)	10%

(1)	The estimated market value of the stock on the date of grant was based on the reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(3)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

(4)
The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region, because the Company does not have adequate trading history to determine its historical volatility.

(5)	The expected life was estimated by management as the midpoint between the vesting date and the expiration date of the options.

(6)	Management estimated that the forfeiture rate at 10% based on its experience with companies in similar industries and regions.

Restricted Stock Units

Restricted stock unit activity during the six months ended June 30, 2011 is as follows:

	Number of Restricted Stock Shares	Weighted- average Grant Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2010	422,940	$1.68	2.73
Granted	10,000	1.08	—
Exercised	—	—	—
Forfeited	(14,629)	1.68	—
Expired	—	—	—
Outstanding at June 30, 2011	418,311	$1.66	2.24

As of June 30, 2011, none of the above restricted stock units were vested, and there was approximately $467,000 of unrecognized compensation cost related to non-vested restricted stock unit compensation arrangements granted under the 2008 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.24 years. The Company recognized compensation expense related to these restricted stock units amounting to $104,011 during the six months ended June 30, 2011.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

(8)	Derivative Warrant Instruments (Liabilities)

During the three and six months ended June 30, 2011, the fair value of the warrant derivative instruments liability decreased by $1,861,196 and $6,396,518, respectively, and were recorded as unrealized gain on fair value of derivative warrant instruments in the accompanying condensed consolidated statements of operations.

Activity for derivative warrant instruments during the six months ended June 30, 2011 was as follows:

			Decrease in
		Activity	Fair Value of
	December 31,	during the	Derivative	June 30,
	2010	period	Liability	2011
Derivative warrant instruments	$7,457,125	$-	$(6,396,518)	$1,060,607
	$7,457,125	$-	$(6,396,518)	$1,060,607

Activity for derivative warrant instruments during the six months ended June 30, 2010 was as follows:

			Increase in
		Activity	Fair Value of
	December 31,	during the	Derivative	June 30,
	2009	period	Liability	2010
Derivative warrant instruments	$7,500,138	$5,766,703	$102,023	$13,368,864
	$7,500,138	$5,766,703	$102,023	$13,368,864

The fair value of the derivative warrant instruments is estimated using a probability-weighted scenario analysis model with the following assumptions as of June 30, 2011 and 2010:

	June 30,	June 30,
	2011	2010
Common stock issuable upon exercise of warrants	15,510,203	15,510,203
Estimated market value of common stock on measurement date	$0.46 (1)	$1.73 (2)
Exercise price	$1.25 to $3.00	$1.25 to $3.00
Risk free interest rate (3)	0.32% - 1.29%	1% - 1.79%
Warrant lives in years	1.50 - 3.81	2.50 - 4.80
Expected volatility (4)	63%	73%
Expected dividend yields (5)	None	None

(1)	The estimated market value of the stock is measured each period-end and is based on the reported public market prices.

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

	Fair Value Measurements at June 30, 2011
	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Derivative warrant instruments	$-	$-	$1,060,607	$1,060,607
Total	$-	$-	$1,060,607	$1,060,607

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurements at June 30, 2010
	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Derivative warrant instruments	$-	$-	$13,368,864	$13,368,864
Total	$-	$-	$13,368,864	$13,368,864

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$(2,921,803)	$(10,382,823)	$(7,457,125)	$(7,500,138)
Total gains (losses)	1,861,196	(657,531)	6,396,518	(102,023)
Settlements	-	-	-	-
Additions	-	(2,328,510)	-	(5,766,703)
Transfers	-	-	-	-
Ending balance	$(1,060,607)	$(13,368,864)	$(1,060,607)	$(13,368,864)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2011 and 2010	$1,861,196	$(657,531)	$6,396,518	$(102,023)

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
JUNE 30, 2011 (Unaudited)

(10)	Sales to Major Customers

The Company, through its 20% interest in the Maranta field production, sold oil representing 10% or more of total revenues for the six month periods ended June 30, 2011 and 2010 to the customers shown below:

	June 30,	June 30,
	2011	2010
Customer A	10%	-
Customer B	51%	45%
Customer C	19%	26%
Customer D	20%	-
Customer E	-	11%
Customer F	-	18%

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

Effective May 1, 2010, the Company entered into a consulting agreement with a third party for the third party entity to provide investor relations services to the Company for a monthly fee of $15,000 and 25,000 shares of the Company’s common stock during the first twelve months of the agreement, and $10,000 and 20,000 shares of the Company’s common stock thereafter. This agreement expired in May 2011.  On April 25, 2011, the Company entered into a consulting agreement with another third party for such third party entity to provide investor relations services to the Company for a monthly fee of $10,000 and 12,500 shares of the Company’s common stock during the term of the agreement covering a period of three months.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Colombian Equity-Based Tax

The Colombian government recently enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities.  For purposes of this tax, the net worth of an entity was assessed on January 1, 2011, and is payable in eight semi-annual installments from 2011 through 2014. Based on the Company’s Colombian entities’ net equity, the Company’s total net-worth gross tax obligation was approximately $1.1 million.  The Company recognized the related expense arising from this tax obligation of approximately $779,000 (the present value of all future payments as of January 1, 2011) as a component of general and administrative expenses in the condensed consolidated statement of operations during the three and six months ended June 30, 2011, and recorded $37,793 and $74,049 as interest expense during the three and six months ended June 30, 2011, respectively.  The present value of this obligation as of June 30, 2011 (using a discount rate of 18%, which approximates the Company’s borrowing rate) is reflected as other liabilities in the Company’s condensed consolidated balance sheet as of June 30, 2011.

(12)	Subsequent Events

On July 13, 2011, the Company granted under the Amended and Restated 2008 Plan, options to purchase 200,000 shares of its common stock to its Production and Operations Manager. These options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $0.46.

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

The following discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010.

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

Going Concern

In the course of our development activities, we have sustained losses and expect such losses to continue through at least the next twelve months from the filing date of this report.  We expect to finance our operations primarily through our existing cash and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 1, 2011, that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional rounds of financing is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and offering terms. In addition, our ability to complete an offering may be dependent on the status of our oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Emerald has filed a request with the ANH for the assignment of the 20% working interest in the Maranta Block to La Cortez. In order to qualify as a contractor with the ANH, we have submitted, on April 15, 2011, legal, operating, technical and financial information, including prior years’ audited financial statements, to be reviewed by the ANH.  On July 12, 2011, we were informed by Emerald that the request for transfer of the 20% interest was not approved because the ANH determined that the submitted information did not comply with the financial requirements demanded by the contract signed between the ANH and Emerald.  We plan to discuss the financial information with the ANH, including the accounting for the derivative warrant instruments liability, and send a new request for the assisgnment.  Non-approval by the ANH does not affect the current joint operating agreement between Emerald and La Cortez.

Emerald Energy Plc. (“Emerald”), the operator of the Maranta Block, completed drilling operations of the Mirto-2 exploratory well on August 15, 2010, after having conducted a sidetrack on the well. Mirto-2 production tests were initiated on September 23, 2010, for a 5-day period on the Villeta U sand. The well was put back on an extended production test on October 16, 2010 until December 10, 2010, and was then placed on long-term production testing from a different zone (the Villeta N sand) in January 2011, and continues to produce at an average rate  (January 9 to August 9, 2011) of 493 bopd gross (99 bopd net to La Cortez before royalties) of 15.6 degrees API oil with an average Base Sediment and Water (BS & W) of 0.75%.  The capitalized costs associated with the Mirto 2 well were categorized as proved properties as of December 31, 2010 and June 30, 2011 and were subject to depletion and impairment.

Given the favorable results of the long-term production test on the Mirto-2 well – Villeta N sand, we decided to initiate workover activities on the Mirto-1 well, which commenced on August 8, 2011.  We have been informed by Emerald that the initial workover is expected to last approximately 15 days, and, if successful, the well could be producing on a continuous basis by September 2011.  The objective of the workover is to initiate a long-term production test on the Mirto-1 Villeta N sand, which is the same zone currently producing from the Mirto-2 well.  During its initial testing in 2009, the Mirto-1 well produced oil at 15 degrees API at an average rate of 247 bopd over a 48-hour period from the Villeta N sand, with an average water cut of 64%.

Phase 3 of the initial exploration program was completed last year with the drilling of the Mirto-2 well. Both Emerald and La Cortez have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both La Cortez and Emerald are required to relinquish 50% of the area of the block, as selected by both parties, and there is an option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activity with the ANH, such as new seismic acquisition or drilling a new exploration well. This is a normal procedure and in accordance with the standard contract with the ANH. Emerald has received approval from the ANH, which was dated April 11, 2011, on the additional exploration program and has signed the amendment to the contract.  Phase 1 of the subsequent exploratory program requires both Emerald and La Cortez to comply with the acquisition of 120 km of 2D seismic or the drilling of an exploration well on or before August 2012, with Phase 2 of the subsequent exploratory program requiring another acquisition of 120 km of 2D seismic or the drilling of an exploratory well on or before August 2014.

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

Petroleos del Norte S.A. (“Petronorte”), a subsidiary of Petrolatina Plc. (AIM: PELE), as operator of the block, and La Cortez have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Colombian Ministry of the Interior.  Based on this information, the layout for the seismic acquisition has also been completed. The indigenous consultations continue to show significant progress in the northern part of the block with two communities consulted to date. One of them is ready with final agreements, while the other is still in the process of discussing the proposal, with final approval expected by early September 2011. Community consultations in the southern part of the block have been slightly more difficult, and while the negotiations continue in earnest, it has been agreed to focus all initial seismic activity in the northern area of the block in order to fulfill the commitments to the ANH.

In response to delays associated with the community consultation process on the block, Petronorte sent a letter to the ANH on May 23, 2011 asking for the suspension of the contract for about 7 months , due to delays on availability of the Ministry of Interior representative to carry on with the consultation process with communities.  Petronorte is asking that an additional 7 months be added to the original commitment in order to compensate for the impact on the original schedule. The ANH answered the initial correspondence letter on June 20, 2011, with indications that they are studying this request, but did not give any indication on the final decision to be taken.

The near-term operational objective for the block is to shoot 104.8 km of 2D seismic in October 2011. A detailed analysis of the planned seismic area is being conducted. The team includes technical experts (Petronorte and LCTZ) along with environmental and civil engineering specialist with the primary goal of defining focus areas such as access roads, both collection and disposal water points, and possible camp locations.

The bid specification for seismic is expected to be ready by the end of August 2011, to be awarded in September 2011, and work to be initiated in October 2011. It is expected that we will have the seismic volume interpretation no later than January 2012.  Under the terms of the contract signed with the ANH, the acquisition of seismic data, the drilling of an exploratory well and additional work for a value of $1.6 million have to be conducted before August 2012, when the 3-year term of Phase I ends.  The additional committed investment to the ANH of $1.6 million will be executed in the northern area. The initial area to be chosen will be void of communities to avoid further consultations.

Once the community consultations are finalized, we will commence work on the Environmental Impact Study.  It is planned by the end of 2011 to submit all of the necessary documentation to the Ministry of Environment (MAVDT). Subject to completion of permitting and civil works at the drill-site, we and Petronorte anticipate spudding the first commitment exploratory well by mid 2012. We remain optimistic on the potential of this block, and have recently been approached by several parties with a potential interest in partnering with us on future exploration and development at the Putumayo-4 Block.

Under the terms of the contract signed with the ANH, we must complete the acquisition of at least 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.6 million before August 25, 2012, when the 3-year term of Phase I ends.

The Putumayo 4 Block covers 126,845 acres (51,333 hectares) located in the Putumayo Basin.

Rio de Oro and Puerto Barco Fields

Through our subsidiary, Avante Colombia, as operator of the fields, and with our joint venture partner Vetra Exploración y Producción S.A. Colombia (“Vetra”), we continue to conduct social activities in the area covering Rio de Oro and Puerto Barco fields, and we have completed a plan to re-initiate production operations on the Puerto Barco field during the fourth  quarter of 2011.  This plan includes conducting workover activities in some of the existing wells, not only to determine the mechanical conditions, but also to gather geological information. We have completed our technical evaluation in the Rio de Oro and Puerto Barco fields, and have met with representatives from the local communities and with several local and regional government officials.

Upon completion of the technical evaluation of the Puerto Barco block, we developed a comprehensive civil works, community socialization, and operational work-over program designed to successfully re-initiate near-term production in the Puerto Barco field.

The comprehensive civil works improvement program is set to commence by mid August 2011.  Phase I  is expected to last approximately two months covering the area from La Gabarra to the Puerto Barco-2 pad, which is the planned location for the first workover well. Phase II will commence in mid September 2011, and will consist primarily of road maintenance along specific points from La Gabarra to Tibu, Colombia.

Social activities related to the Puerto Barco area has been undertaken with community leaders in both La Gabarra and Tibu, including government authorities and clergymen. The next step, which is underway, is to conducting social activities within the smaller communities.  We have contracted and stationed an experienced social professional in the area, who is based in La Gabarra.

Work-over rig mobilization is expected to begin in October 2011, with initial work-over activity set to commence immediately following completion of the civil works program in late October 2011. We have approved the initial Authorization for Expenditure (AFE) for the first work-over well, which is estimated to cost us approximately $1.87 million, net to La Cortez.  Initial production is expected in late November 2011.  This activity will begin the process of securing more recent, complete technical data that could potentially allow for a reclassification of certain resource estimates to booked reserve quantities. The results will also provide us with the technical data needed in connection with our ongoing negotiations with Ecopetrol regarding the amendment of the existing contract’s terms. We continue to be actively engaged with Ecopetrol regarding opportunities to amend the existing contract terms, though the final outcome of such discussions remains unknown at this point. The first well intervention will be conducted on the Puerto Barco-2 well, which is considered to be a strategic milestone event that will give Ecopetrol the opportunity to evaluate our ability to implement exploration and development activity in the block beyond 2013.

Listing Application

We have applied to list our common stock on the TSX Venture Exchange (“Exchange”).  However, the application is subject to Exchange review and to our fulfilling all of the listing requirements of the Exchange.   There can be no assurance that our application will be accepted.

Results of Operations

Three Months Ended June 30, 2011, Compared with Three Months Ended June 30, 2010

A summary of our results for the three month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Percentage Increase /
	2011	2010	(Decrease)

Revenues	$639,441	$75,891	743%
Costs and expenses	(1,520,330)	(2,394,272)	(37	) %
Non-operating income, net	1,874,550	(630,389)	(397	) %
Income tax expense	(11,314)	-	-
Net income (loss)	$982,347	$(2,948,770)	(133	) %

Revenues

We earned oil and gas revenues of $639,441 for the three months ended June 30, 2011, compared to $75,891 for the three months ended June 30, 2010.  The increase in revenues is primarily due to the successful results of the workover conducted in the Mirto-2 well and the production testing initiated on January 9, 2011. Revenues recognized for the three months ended June 30, 2010 are related to the Mirto-1 well which started producing during the fourth quarter of 2009 and continued producing until the fourth quarter of 2010. Given the favorable results of the long-term production test on the Mirto-2 well, we decided to initiate workover activities on the Mirto-1 well, which commenced on August 8, 2011.  We have been informed by Emerald that the initial workover is expected to last approximately 15 days, and, if successful, the well could be producing on a continuous basis by September 2011.  The objective of the workover is to initiate a long-term production test on the Mirto-1 Villeta N sand, which is the same zone currently producing from the Mirto-2 well.

Costs and Expenses

Our operating costs and expenses for the three months ended June 30, 2011 and 2010, consisted of the following:

	Three Months Ended June 30,		Percentage Increase /
	2011	2010	(Decrease)

Operating costs	$176,859	$446,111	(60)%
Depreciation, depletion, accretion and amortization	42,634	56,967	(25)%
Impairment expense	-	273,318	-
General and administrative	1,300,837	1,617,876	(20)%
Total	$1,520,330	$2,394,272	(37)%

Operating costs

Our operating costs for the three months ended June 30, 2011, which pertain to our costs incurred in production activities for the Mirto-2 well, which began producing in January 2011, amounted to $176,859.  Our operating costs during the second quarter of 2010 included significant costs to work over the Mirto-1 well which were not capitalizable.

Depreciation, Depletion, Accretion, and Amortization Expenses

The decrease in our depreciation, depletion, accretion, and amortization expenses for the three months ended June 30, 2011 as compared to 2010 is mainly attributed to the decrease in our depletion expense on our proved oil properties recognized for the three months ended June 30, 2011 of $15,866 compared to depletion expense recognized during the three months ended June 30, 2010 of $35,794, which in turn was mainly due to the increase in the estimated quantities of our proved reserves in 2011.

Impairment Expenses

There was no impairment expense on our oil properties during the three months ended June 30, 2011, as compared to $273,318 during the same 2010 period.  These reflected the results of our ceiling test calculations and our reserve estimates at the end of each quarter.

General and Administrative Expenses

We incurred total general and administrative expenses of $1,300,837 for the three months ended June 30, 2011 compared to $1,617,876 for the three months ended June 30, 2010. This was primarily due to a decrease in professional fees to $516,593 for the three months ended June 30, 2011 from $955,258 for the three months ended June 30, 2010.  This decrease was partially offset by an increase in payroll expenses to $498,300 in the 2011 period from $463,346 during the three months ended June 30, 2010; an increase in travel expense to $73,976 for the three months ended June 30, 2011 from $22,607 for the comparable period of 2010; an increase in rent expense to $33,939 for the three months ended June 30, 2011 from $30,603 for the comparable period of 2010; and an increase in other expenses to $178,029 for the three months ended June 30, 2011 from $146,062 for the 2010 period. In particular, the decrease in professional fees and other general and administrative expenses during the 2011 period as compared to the 2010 period is primarily due to higher audit, accounting, legal and consultancy expenses incurred during the 2010 period in relation to the Avante acquisition.

Non-operating Income, Net

Net non-operating income for the three months ended June 30, 2011, was $1,874,550, compared to net non-operating expense of $630,389 for the three months ended June 30, 2010. During the three months ended June 30, 2011, we recognized an unrealized gain from the decrease in the fair value of derivative warrant instruments liability of $1,861,196 compared to an unrealized loss of $657,531 during the three months ended June 30, 2010.  The decrease in the derivative warrant instruments’ fair value was due to several factors, the most significant of which was due the larger decrease in the market value of our common stock measured from March 31, 2011 to June 30, 2011 as compared to the market value of our common stock measured from March 31, 2010 to June 30, 2010.   We estimate our derivative warrant instruments liability calculations using a probability-weighted scenario analysis model.

Net Income (Loss)

Our net income for the three months ended June 30, 2011 was $982,347 compared to a net loss of $2,948,770 for the three months ended June 30, 2010.  The increase in net income is mainly due to: an increase in our revenues to $639,441 for the three months ended June 30, 2011 from $75,891 in the same period of 2010, the decrease in general and administrative expenses to $1,300,837 in the 2011 period from $1,617,876 in the 2010 period , and the increase in the non-operating income to $1,874,550 (due to the unrealized gain on fair value of derivative warrant instruments recognized of $1,861,196) compared to non-operating expense of $630,389 for the three months ended June 30, 2010.

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

Adjusted EBITDA for the three months ended June 30, 2011 and 2010  is calculated as follows:

	Three months ended June 30,
	2011	2010

Net income (loss)	$982,347	$(2,948,770)
Adjustments:
Depreciation, depletion, accretion and amortization	42,634	56,967
Impairment expense	-	273,318
Income taxes	11,314	-
Unrealized loss (gain) on fair value of derivative warrant instruments, net	(1,861,196)	657,531
Stock-based compensation expense	193,683	156,257
Interest income, net	(13,354)	(27,142)
Adjusted EBITDA	$(644,572)	$(1,831,839)

Adjusted EBITDA for the three months ended June 30, 2011 was a loss of $0.6 million, compared to a loss of $1.8  million for the three months ended June 30, 2010.  The decrease in the loss was primarily caused by the increase in our revenues for the three months ended June 30, 2011 as compared to the 2010 period and the decrease in operating costs and professional fees during the 2011 period compared to the 2010 period.

Six Months Ended June 30, 2011, Compared with Six Months Ended June 30, 2010

A summary of our results for the six month periods ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,		Percentage Increase /
	2011	2010	(Decrease)

Revenues	$1,002,874	$166,274	503%
Costs and expenses	(4,118,669)	(3,880,916)	6%
Non-operating income, net	6,379,298	(69,200)	(9,319)%
Income tax expense	(21,503)	-	-
Net income (loss)	$3,242,000	$(3,783,842)	(186)%

Revenues

We earned oil and gas revenues of $1,002,874 for the six months ended June 30, 2011, compared to $166,274 for the six months ended June 30, 2010.  The increase in revenues is primarily due to the successful results of the workover conducted in the Mirto-2 well and the production testing initiated on January 9, 2011.  Revenues recognized for the six months ended June 30, 2010 are related to the Mirto-1 well which started producing during the fourth quarter of 2009 and continued producing until the fourth quarter of 2010. Given the favorable results of the long-term production test on the Mirto-2 well, we decided to initiate workover activities on the Mirto-1 well, which commenced on August 8, 2011.  We have been informed by Emerald that the initial workover is expected to last approximately 15 days, and, if successful, the well could be producing on a continuous basis by September 2011.  The objective of the workover is to initiate a long-term production test on the Mirto-1 Villeta N sand, which is the same zone currently producing from the Mirto-2 well.

Costs and Expenses

Our operating costs and expenses for the six months ended June 30, 2011 and 2010, consisted of the following:

	Six Months Ended June 30,		Percentage Increase /
	2011	2010	(Decrease)

Operating costs	$446,836	$843,254	(47)%
Depreciation, depletion, accretion and amortization	89,954	93,975	(4)%
Impairment expense	-	273,318	-
General and administrative	3,581,879	2,670,369	34%
Total	$4,118,669	$3,880,916	6%

Operating costs

Our operating costs for the six months ended June 30, 2011, which pertain to our costs incurred in production activities for the Mirto-2 well, which began producing in January 2011, amounted to $446,836.  Our operating costs during the first half of 2010 included significant costs to work over the Mirto-1 well which were not capitalizable.

Depreciation, Depletion, Accretion, and Amortization Expenses

The decrease in our depreciation, depletion, accretion, and amortization expenses for the six months ended June 30, 2011 as compared to 2010 is mainly attributed to the decrease in our depletion expense on our proved oil properties recognized for the six months ended June 30, 2011 of $32,560 compared to depletion expense recognized during the six months ended June 30, 2010 of $56,268, which in turn was mainly due to the increase in the estimated quantities of our proved reserves in 2011.

Impairment Expenses

There was no impairment expense on our oil properties during the six months ended June 30, 2011, as compared to $273,318 during the same 2010 period.  These reflected the results of our ceiling test calculations and our reserve estimates at the end of each quarter.

General and Administrative Expenses

We incurred total general and administrative expenses of $3,581,879 for the six months ended June 30, 2011 compared to $2,670,369 for the six months ended June 30, 2010. This was primarily due to an increase in payroll expenses to $1,023,400 in the 2011 period from $891,464 during the six months ended June 30, 2010; an increase in travel expense to $112,782 for the six months ended June 30, 2011 from $75,489 for the comparable period of 2010; an increase in rent expense to $65,763 for the six months ended June 30, 2011 from $59,729 for the comparable period of 2010; and an increase in other expenses to $1,115,310 for the six months ended June 30, 2011 (which includes approximately $779,000 arising from an equity-based tax during the six months ended June 30, 2011, as discussed below) from $247,719 for the 2010 period.  These increases were partially offset by a decrease in professional fees to $1,264,624 for the six months ended June 30, 2011 from $1,395,968 for the six months ended June 30, 2010. In particular, the increase in other general and administrative expenses during the 2011 period as compared to the 2010 period is primarily due to an expense recognized during the 2011 period of approximately $779,000 arising from an equity-based tax effective January 1, 2011 by the Colombian tax authorities on all Colombian entities.

Non-operating Income, Net

Net non-operating income for the six months ended June 30, 2011, was $6,379,298, compared to net non-operating expense of $69,200 for the six months ended June 30, 2010. During the six months ended June 30, 2011, we recognized an unrealized gain from the decrease in the fair value of derivative warrant instruments liability of $6,396,518 compared to an unrealized loss of $102,023 during the six months ended June 30, 2010.  The decrease in the derivative warrant instruments’ fair value was due to several factors, the most significant of which was due the larger decrease in the market value of our common stock measured from December 31, 2010 to June 30, 2011 as compared to the market value of our common stock measured from December 31, 2009  to June 30, 2010.   We estimate our derivative warrant instruments liability calculations using a probability-weighted scenario analysis model.

Net Income (Loss)

Our net income for the six months ended June 30, 2011 was $3,242,000 compared to a net loss of $3,783,842 for the six months ended June 30, 2010.  The increase in net income is mainly due to an increase in our revenues to $1,002,874 for the six months ended June 30, 2011 from $166,274 in the same period of 2010 and the increase in the non-operating income to $6,379,298 (due to the unrealized gain on fair value of derivative warrant instruments recognized of $6,396,518) compared to non-operating expense of $69,200 for the six months ended June 30, 2010.

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

Adjusted EBITDA for the six months ended June 30, 2011 and 2010  is calculated as follows:

	Six months ended June 30,
	2011	2010

Net income (loss)	$3,242,000	$(3,783,842)
Adjustments:
Depreciation, depletion, accretion and amortization	89,954	93,975
Impairment expense	-	273,318
Income taxes	21,503	-
Unrealized loss (gain) on fair value of derivative warrant instruments, net	(6,396,518)	102,023
Stock-based compensation expense	397,181	306,514
Interest expense (income), net	17,220	(32,823)
Adjusted EBITDA	$(2,628,660)	$(3,040,835)

Adjusted EBITDA for the six months ended June 30, 2011 was a loss of $2.6 million, compared to a loss of $3.0  million for the six months ended June 30, 2010.  The decrease in the loss was primarily due to the increase in our revenues for the six months ended June 30, 2011 as compared to the 2010 period.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2011, was $5,316,153 compared to $8,327,020 as of December 31, 2010.  This decrease was mainly due to payments for our administrative expenses during the six months ended June 30, 2011.

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

We are currently utilizing cash of approximately $368,000  per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  We expect this rate of cash utilization to increase over the next twelve months.

Over the next twelve months, we expect to use approximately:

•
$8.0 million in order to bear our share of commitments with respect to the Putumayo 4 Block, related to Phase 1 seismic acquisition, permitting activities and exploration activities (although we have until August 2012 to complete the work);

•	$1.8 million to carry out our proposed activities on Avante Colombia’s projects, and on Puerto Barco, related to road and facilities upgrading and existing well workovers;

•	$1.0 million of additional investment in the Maranta Block which will be determined once further information on the Mirto-2 well is acquired and evaluated; and

•	Up to an additional $5.3 million to cover our administrative expenses and for general working capital to continue to execute our business plan and build our operations.

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

In the course of our development activities, we have sustained losses and expect such losses to continue through at least August 2012.   We expect to finance our operations primarily through our existing cash, revenues from current production and future financing.  Note 2 to the audited consolidated financial statements contained in the 2010 Form 10-K reported that as of the date of the filing of the 2010 Form 10-K on April 1, 2011, there existed substantial doubt about our ability to continue as a going concern, and the Report of Independent Registered Public Accounting Firm included in our 2010 Form 10-K included an explanatory paragraph with respect thereto.

If we fulfill our obligations for $8 million under Petronorte’s E&P contract, upon completion of the first exploration well to be drilled on Putomayo-4, which is required to be completed by August 2012, the $2.7 million we deposited into a trust account as our portion of the ANH-required performance guarantee will become available for our use.

We anticipate that after September 2011, we will need to obtain additional capital for the purposes described above.  In addition, the listing standards of the TSX Venture Exchange require that we demonstrate that we have adequate working capital and financial resources to carry out our stated work program or execute our business plan for the 12 month period following listing, plus $100,000 in unallocated funds.  We estimate that (based on current oil production levels only) we will need to  raise at least $7 million of additional capital to fund our work program and obligations and to cover our administrative expenses and general working capital needs over the next twelve months.  In order to obtain capital, we may need to sell additional shares of our equity or debt securities, or borrow funds from private or institutional lenders. Because of the recent volatility in the credit, stock, and commodities markets, and our status as an early stage company, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and interim principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

During the quarterly period ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*§§
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

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

§§
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	LA CORTEZ ENERGY, INC.

	By:		/s/ Andres Gutierrez Rivera
		Name:	Andres Gutierrez Rivera
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Nadine C. Smith
		Name:	Nadine C. Smith
		Title:	Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1§	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2§	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*§§
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

§
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

§§
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.