Form 10-Q
period 2011-09-30
La Cortez Energy, Inc.
filed 2011-11-14
CIK 1368964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 46,467,849  shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

LA CORTEZ ENERGY, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Unaudited)

	September 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$4,618,746	$8,327,020
Accounts receivable, net	107,033	-
Employee advances and other receivables	-	14,603
Prepaid expenses	281,656	119,887
Total current assets	5,007,435	8,461,510
Oil properties, at cost, using the full cost method of accounting:
Proved	11,201,553	11,249,087
Unproved	12,180,600	11,897,508
Accumulated depletion and impairment	(10,526,002)	(10,476,624)
	12,856,151	12,669,971
Other property and equipment, net of accumulated depreciation of $241,693 and $175,309, respectively	123,211	181,121
Goodwill	5,591,422	5,591,422
Restricted cash	2,697,010	2,777,057
Total assets	$26,275,229	$29,681,081

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$185,707	$1,048,573
Accrued liabilities	638,517	371,927
Other liabilities - current portion	238,683	-
Derivative warrant instruments	150,858	7,457,125
Total current liabilities	1,213,765	8,877,625
Other liabilities - non-current portion	366,601	-
Asset retirement obligation	92,647	127,606
Total liabilities	1,673,013	9,005,231
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 46,467,849 and 46,190,910 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	46,467	46,190
Additional paid-in capital	39,338,727	38,744,339
Accumulated deficit	(14,782,978)	(18,114,679)
Total shareholders' equity	24,602,216	20,675,850
Total liabilities and shareholders' equity	$26,275,229	$29,681,081

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Oil revenues	$623,135	$251,266	$1,626,009	$417,540
Total revenues	623,135	251,266	1,626,009	417,540

Costs and expenses:
Operating costs	500,144	281,309	946,980	1,124,563
Depreciation, depletion, accretion and amortization	38,384	87,607	128,338	181,582
Impairment of oil properties	-	-	-	273,318
General and administrative	888,923	1,235,879	4,470,802	3,906,248
Total costs and expenses	1,427,451	1,604,795	5,546,120	5,485,711
Loss from operations	(804,316)	(1,353,529)	(3,920,111)	(5,068,171)

Non-operating income (expense):
Unrealized gain on fair value of derivative warrant instruments, net	909,749	1,046,452	7,306,267	944,429
Interest and other income	25,230	17,355	82,059	50,178
Interest expense	(32,488)	-	(106,537)	-
Total non-operating income (expense)	902,491	1,063,807	7,281,789	994,607
Income (loss) before income taxes	98,175	(289,722)	3,361,678	(4,073,564)

Income taxes	(8,474)	(39,757)	(29,977)	(39,757)

Net income (loss)	$89,701	$(329,479)	$3,331,701	$(4,113,321)

Basic and diluted earnings (loss) per share	$0.00	$(0.01)	$0.07	$(0.10)

Basic and diluted weighted average common shares outstanding	46,335,623	45,980,198	46,280,383	40,386,748

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
  For the nine months ended September 30, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2010	46,190,910	$46,190	$38,744,339	$(18,114,679)	$20,675,850
Common stock for services	137,500	138	108,875	-	109,013
Stock-based compensation and vested restricted stock unit awards	139,439	139	485,513	-	485,652
Net income	-	-	-	3,331,701	3,331,701
Balance at September 30, 2011	46,467,849	$46,467	$39,338,727	$(14,782,978)	$24,602,216

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,331,701	$(4,113,321)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	128,338	181,582
Impairment of oil properties	-	273,318
Stock-based compensation and vested restricted stock unit awards	485,652	428,392
Unrealized gain on fair value of derivative warrant instruments, net	(7,306,267)	(944,429)
Common stock for services	109,013	213,500
Changes in operating assets and liabilities:
Accounts receivable, net	(107,033)	193,488
Employee advances and other receivables	14,603	(28,036)
Prepaid expenses and other assets	(161,769)	(46,309)
Accounts payable	(862,866)	(1,954,886)
Accrued liabilities	266,590	175,462
Other liabilities	605,284	-
Net cash used in operating activities	(3,496,754)	(5,621,239)
Cash flows from investing activities:
Acquisition of Avante, net of cash received	-	289,937
Investments in unproved oil properties	(283,092)	(2,969,395)
Restricted cash	80,047	-
Purchases of other property and equipment	(8,475)	-
Net cash used in investing activities	(211,520)	(2,679,458)
Cash flows from financing activities:
Proceeds from the sale of common stock and derivative warrant instruments	-	17,833,964
Payments for offering costs	-	(1,002,381)
Net cash provided by financing activities	-	16,831,583
Net change in cash and cash equivalents	(3,708,274)	8,530,886
Cash and cash equivalents, beginning of period	8,327,020	2,376,585
Cash and cash equivalents, end of period	$4,618,746	$10,907,471

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$41,008	$23,282
Interest	$-	$-
Non-cash investing and financing transactions:
Change in asset retirement obligation estimate	$(47,534)	$135,395
Issuance of common stock in connection with acquisition of Avante for:
Acquisition of accounts receivable	$-	$3,653
Acquisition of prepaid expenses and other current assets	$-	$43,001
Acquisition of unproved oil properties	$-	$9,808,470
Acquisition of goodwill	$-	$5,591,422
Acquisition of other property and equipment	$-	$48,743
Assumption of accounts payable	$-	$240,445
Assumption of accrued liabilities	$-	$72,626
Assumption of asset retirement obligation	$-	$187,155

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations presented for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed government insured limits. The Company has never experienced any losses related to these balances. All of its non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

The Company had cash and cash equivalents of approximately $4.6 million and $8.3 million at September 30, 2011 and December 31, 2010, respectively.

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

Warrant derivative instruments

FASB ASC Topic No. 815 – 40’s requires accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity.  Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether warrants issued during various private placement offerings contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

In accordance with FASB ASC Topic No. 815 – 40, the Company recognized the warrants that contain these down round provisions as liabilities at their respective fair values on each reporting date.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic No. 740, Income Taxes, which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of September 30, 2011 and December 31, 2010. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

Earnings (Loss) per Common Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10, Earnings Per Share, which establishes the requirements for presenting earnings per share (“EPS”).  FASB ASC Topic No. 260 – 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

For the nine months ended September 30, 2011, the Company had potentially dilutive shares outstanding, including 2,459,000 options to purchase shares of common stock, warrants to purchase 15,515,203 shares of common stock, and restricted stock units issued to key directors and employees that enable grantees to obtain 278,872 shares of common stock.   There was no difference between basic and diluted earnings per share for the three months ended September 30, 2011 as the average stock price of the Company’s common shares during the period did not exceed the exercise price of any of Company’s outstanding options and warrants to purchase shares of common stock.  There was no difference between basic and diluted earnings per share for the nine months ended September 30, 2011 as the effect of all of the potentially dilutive common shares outstanding were anti-dilutive.  For the nine months ended September 30, 2010, the Company had potentially dilutive shares outstanding, including 2,401,667 options to purchase shares of common stock, warrants to purchase 15,515,203 shares of common stock, and restricted stock units issued to key directors and employees that enable grantees to obtain 410,123 shares of common stock.  There was no difference between basic and diluted loss per share for the three and nine months ended September 30, 2010 as the effect of these potential common shares were anti-dilutive due to the net loss during the three and nine months ended September 30, 2010.

The following is a summary of the Company’s potentially dilutive securities as of and for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Potentially dilutive shares excluded:
Outstanding stock options	2,459,000	2,401,667	2,459,000	2,401,667
Outstanding warrants to purchase common stock	15,515,203	15,515,203	15,515,203	15,515,203
Outstanding and unvested restricted stock units	278,872	410,123	278,872	410,123
	18,253,075	18,326,993	18,253,075	18,326,993

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accrued oil receivables, accounts payable,  accrued expenses and other liabilities associated with the Colombian equity-based tax approximates fair value due to the short term nature of these accounts.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Foreign Currency Translation

For the three and nine months ended September 30, 2011 and 2010, cumulative translation gains (losses) and foreign currency transaction gains (losses) were not significant.

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

In December of 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. This new guidance did not impact the Company’s consolidated financial statements.

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other”.  ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company’s adoption of ASU 2011-08 during and as of the quarter ended September 30, 2011 did not have a significant impact to the Company’s consolidated financial position or results of operations.

(2)	Going Concern

At September 30, 2011, the Company had cash and cash equivalents of $4,618,746 and a working capital of $3,793,670. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources after January 2012 based upon its current operating plan.

Through September 30, 2011, the Company has been primarily engaged in development activities and raising capital, as well as in evaluating viable investment prospects and recruiting personnel. In the course of its development activities, the Company has sustained operating losses and expects such operating losses to continue through at least the next twelve months from the filing date of this report.  The Company anticipates that after January 2012, it will need to obtain additional capital to cover its administrative expenses and for general working capital to continue to execute its business plan and build its operations. The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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
SEPTEMBER 30, 2011 (Unaudited)

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

Avante Colombia currently has a 50% participation interest (acquired in late 2005) in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Department of North Santander in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploración y Producción Colombia S.A.  Both production contracts are for a ten-year term expiring at the end of 2013.  The acquisition of Avante Colombia will provide new exploration opportunities.  The oil and gas properties derived from this acquisition have been classified as unproved on the condensed consolidated financial statements as of September 30, 2011.

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

Lock-Up

The SPA provided that, without the Company’s prior written consent, Avante would not have been able to offer, sell, contract to sell, grant any option to purchase, hypothecate, pledge, transfer title to or otherwise dispose of any of Purchase Price Shares, Avante Shares or Avante Warrants or any of the shares issuable upon exercise of Avante Warrants (the “Avante Warrant Shares”) until September 2, 2011 (the “Lock-Up Period”).  The SPA also provides that, during such period, Avante may not effect or agree to effect any short sale or certain related transactions with respect to the Company’s common stock.

Share Escrow

In connection with the Acquisition, La Cortez entered into a Share Escrow Agreement with Avante, and an escrow agent, pursuant to which 1,500,000 of the 10,285,819 Purchase Price Shares are being held in escrow to secure certain indemnification obligations of Avante under the SPA.  Such escrowed shares will be released to Avante after March 2, 2012.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

The Avante RRA provides an additional demand registration, exercisable following the Lock-Up Period, if Avante (or its successors and permitted assignees under the Avante RRA) is an “affiliate” of the Company (within the meaning of Rule 144) at such time.  Each of the Avante Warrant Shares, the Avante Shares and the Purchase Price Shares will cease to be registrable under the Avante RRA if and for so long as they may be sold publicly in the United States without being subject to volume limitations (whether pursuant to Rule 144 or otherwise).  The Avante RRA contains customary cutback, discontinuation and indemnification provisions. There has been no request for a additional demand registration as of September 30, 2011.

Stockholder Agreement

In connection with the Acquisition, La Cortez entered into a Stockholder Agreement with Avante; Nadine Smith, the Company’s Chairman of the Board; and Andrés Gutierrez, the Company’s Chief Executive Officer, dated as of March 2, 2010 (the “Stockholder Agreement”).

Pursuant to the Stockholder Agreement, upon the closing of the SPA, the Company’s Board increased the number of directors constituting the entire Board by one and appointed Avante’s nominee to fill the vacancy on the Board so created, to serve until the next annual meeting of the Company’s shareholders or until his successor is duly elected and qualified or his earlier death, resignation or removal in accordance with the Company’s By-Laws.  The Stockholder Agreement provides that Avante shall continue to nominate one individual reasonably satisfactory to the Company at the next and subsequent annual meetings of its shareholders, and at any special meeting of its shareholders at which directors are to be elected (any “Election Meeting”) as long as Avante and/or its affiliates own outstanding shares representing 10% or more of the votes entitled to be cast at the applicable Election Meeting.  Avante’s nominee will be subject to election and re-election by the Company’s shareholders as provided in its By-Laws.  If Avante’s nominee is not elected by the Company’s shareholders, then Avante shall have the right to designate the same or another person as its nominee at the next Election Meeting, provided that Avante and/or its affiliates own outstanding voting shares representing 10% or more of the votes entitled to be cast at the applicable Election Meeting.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

The Stockholder Agreement provided that, for a period ending on the earlier of (i) September 2, 2011 or (ii) the first date on which Avante and/or its affiliates no longer own outstanding voting shares representing ten percent (10%) or more of the votes entitled to be cast at any annual or special meeting of shareholders (if a record date for such a meeting were established on any day), in the event that the Company (or its Board) should propose to: (a) merge or consolidate with or into any other corporation (if the holders of the Company’s voting capital stock immediately prior to the transaction would not hold a majority of the voting stock or other voting equity of the surviving entity immediately after completion of the transaction), or sell, assign, lease or otherwise dispose of all or substantially all of the Company’s assets, or recommend to the Company’s shareholders a third-party tender offer for a majority of its outstanding voting capital stock; or (b) acquire a business (whether by merger, stock purchase or asset purchase) in a transaction that would result in the issuance of a number of shares of the Company’s voting capital stock equal to or exceeding thirty percent (30%) of its voting capital stock outstanding after giving effect to the proposed transaction; or (c) appoint a new Chief Executive Officer (any of the foregoing, a “Covered Transaction”), then the Company’s Board would have been required to establish a special committee of the Board pursuant to the By-Laws, which committee would consist of Avante’s nominated director (or if there is no Avante nominee then serving on the Board, Avante’s observer), the Company’s Chairman of the Board, and the Company’s Chief Executive Officer (the “Special Committee”).  The Covered Transaction would have required the unanimous approval of all of the members of the Special Committee before it could be submitted to the full Board for consideration; provided, however, that the foregoing requirement were made expressly subject and subordinate to the fiduciary duties of each director and any other restrictions under applicable law and the listing standards of any exchange on which the Company’s securities were then listed.

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

The following table reflects the unaudited pro forma results of operations as though the Avante Acquisition had occurred on January 1, 2010. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

Nine Months
Ended
September 30, 2010
Revenues	$417,540

Net loss	$(4,153,269)

Loss per share - basic and diluted:	$(0.10)

Weighted average shares outstanding:
basic & diluted	42,685,045

The following table reflects the results of operations of Avante Colombia since the Closing Date that are included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2010:

Nine Months
Ended
September 30, 2010
Revenues	$-

Net loss	$(191,454)

(4)	Oil Properties

The Company uses the full cost method of accounting for its oil and natural gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and natural gas reserves are capitalized.  Under full cost accounting rules, capitalized costs, less accumulated depletion and amortization, shall not exceed an amount (the ceiling) equal to the sum of: (i) the present value of estimated future net revenues less future production, development, site restoration, and abandonment costs derived based on current costs assuming continuation of existing economic conditions and computed using a discount factor of ten percent; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized.  If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.  Amounts required to be written off are not reinstated for any subsequent increase in the cost center ceiling.  The Company recorded no impairment associated with its proved oil properties for the three and nine month periods ended September 30, 2011.   For the three and nine month periods ended September 30, 2010, the Company incurred $0 and $273,318, respectively, of impairment on its proved oil properties.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

Emerald has filed a request with the ANH for the assignment of the 20% working interest in the Maranta Block to La Cortez. In order to qualify as a contractor with the ANH, the Company has submitted, on April 15, 2011, legal, operating, technical and financial information, including prior years’ audited financial statements, to be reviewed by the ANH.  On July 12, 2011, the Company was informed by Emerald that the request for transfer of the 20% interest was not approved because the ANH determined that the submitted information did not comply with the financial requirements demanded by the contract signed between the ANH and Emerald.  The Company plans to discuss the financial information with the ANH, including the accounting for the derivative warrant instruments liability, and send a new request for the assignment.  Non-approval by the ANH does not affect the current joint operating agreement between Emerald and La Cortez.  The  Company plans to submit a  new set of financial information to the ANH shortly after filing with the SEC its Form 10-Q for the period ended September 30, 2011.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Emerald, the operator of the Maranta Block, completed drilling operations of the Mirto-2 exploratory well on August 15, 2010, after having conducted a sidetrack on the well. Mirto-2 production tests were initiated on September 23, 2010, for a 5-day period on the Villeta U sand. The well was put back on an extended production test on October 16, 2010 until December 10, 2010, and was then placed on long-term production testing in January 2011. The capitalized costs associated with the Mirto 2 well were categorized as proved properties as of December 31, 2010 and September 30, 2011 and were subject to depletion and impairment.

The workover on the Mirto-1 well resulted in a long-term production test on the Villeta N sand, which commenced on August 23, 2011, until October 5, 2011, when the Electro Submersible Pump (ESP) failed to operate. A well service rig was transported to the site and a well service work to replace the pump was conducted. The work was completed on November 1, 2011, and the well is currently back in production, together with the Mirto-2 well.

Phase 3 of the initial exploration program was completed last year with the drilling of the Mirto-2 well.  Both Emerald and the Company have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both the Company and Emerald have relinquished 50% of the area of the block, as selected by both parties, and exercised the option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activities with the ANH, such as new seismic acquisition or drilling a new exploration well.  This is a normal procedure and in accordance with the standard contract with the ANH. Emerald has received approval from the ANH, which was dated April 11, 2011, on the additional exploration program and has signed the amendment to the contract. Phase 1 of the subsequent exploratory program requires both Emerald and La Cortez to comply with the acquisition of 120 km of 2D seismic or the drilling of an exploration well on or before August 2012, with an optional Phase 2 of the subsequent exploratory program requiring another acquisition of 120 km of 2D seismic or the drilling of an exploratory well on or before August 2014. Emerald and the Company are in the final stages to determine the activity plan for the year 2012, which includes drilling of at least one more exploration well (Agapanto-1) in the Maranta Block, which is a commitment to the Colombian government. This activity will be targeting the Villeta formation N, U, and T sands, which are producing areas within the Mirto field.

The Company has reimbursed Emerald a total of $15.1 million as of September 30, 2011 for the Maranta Block, including production and development costs for the Mirto wells. $1.78 million of these Maranta Block costs remain in unproved oil and gas properties as of September 30, 2011.

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

Petronorte and the Company have been conducting the community consultation process for the seismic acquisition in the northern part of the Putumayo 4 Block. This process was recently completed, and the bidding process has been initiated, in which more than 10 seismic service companies were invited to participate for the acquisition of 104.8 km of 2d seismic in the area which is part of the work commitment to the ANH. An additional 45 - 50 km of 2d seismic will also be acquired as part of the additional investment commitment of $ 1.6 million made to the ANH during the 2008 bidding round.  It is expected that the seismic acquisition bidding process will be finalized by the end of November 2011, and immediately thereafter, initiate acquisition activities during December 2011. The seismic acquisition process is expected to take no longer than 3 months.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Petronorte and the Company are also working on the community consultation process for the drilling of the first exploration well in 2012,  in addition to working in preparing the Environmental Impact Study or Estudio de Impacto Ambiental (EIA), to be presented to the Colombian authorities in order to obtain the exploration well drilling license.  This exploration well will also be targeting the Villeta formation N, U, and T sands as well as the Caballos formation. Other companies are currently producing from these sands in fields located near the Putumayo 4 Block.

Under the terms of the contract signed with the ANH, the Company must complete the acquisition of at least 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.6 million before August 25, 2012, when the 3-year term of Phase I ends.  In response to delays associated with the community consultation process on the block, Petronorte sent a letter to the ANH on May 23, 2011 asking for a suspension of the contract for about seven months, thereby possibly extending the Phase I completion date to March 25, 2013, due to delays on availability of the Ministry of Interior representative to carry on with the consultation process with communities.  Petronorte is asking that an additional seven months be added to the original commitment in order to compensate for the impact on the original schedule. The ANH answered the initial correspondence letter on June 20, 2011, with indications that they were studying this request, but did not give any indication on their final decision. Petronorte and the Company continue to wait for a formal answer to the seven month suspension request from the ANH.

Petronorte has filed a request with the ANH for the assignment of the 50% working interest in the Putumayo 4 Block to the Company. In order to qualify as a contractor with the ANH, the Company has submitted, legal, operating, technical and financial information, including prior years’ audited financial statements, to be reviewed by the ANH.  The ANH has requested for additional information that has been provided on a timely basis. No official reply has been obtained from the ANH.

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

La Cortez, through its subsidiary Avante Colombia Inc., has initiated operating activities in the Puerto Barco Field.  On August 15, 2011,  Phase I (La Gabarra town to the Puerto Barco Field / Timbas Station) road upgrades were initiated.  To date, the work has advanced in this sector, and is expected to be completed in less than three weeks. Phase II (upgrading of critical points on 23 kilometers of road from Tibu town to La Gabarra town) has not been initiated, pending final agreement with the Colombian government which is expected to be completed in the next two weeks.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Additional field information has been gathered and field inspection of the existing wells has been conducted. It is now planned to conduct a well service in the Puerto Barco-2 and Puerto Barco-3 wells during early December 2011, with rig mobilization expected to begin shortly thereafter if well testing results are favorable.  The Company has approved the initial Authorization for Expenditure (AFE) for the first work-over well, and related activities (civil work, social work, facilities upgrading and security).  Historical production in the Puerto Barco field has yielded high quality, light crude oil.

The Company continues to be actively engaged with Ecopetrol regarding opportunities to amend the existing contract terms, though the final outcome of such discussions remains unknown at this point. The first well intervention in Puerto Barco-2 and Puerto Barco-3 wells is considered to be a strategic milestone event that will give Ecopetrol the opportunity to evaluate the Company’s ability to implement exploration and development activity in the block beyond 2013.

(5)	Related Party Transactions

Common Stock Sales

On March 2, 2010, as part of a closing of its private placement offering, the Company sold 58,000 Units, at a price of $1.75 per Unit, for total consideration of $101,500 to the Company’s Chairman of the Board and Interim Chief Financial Officer, on the same terms as to other investors in the offering.

(6)	Asset Retirement Obligation

ASC 410-20 (formerly FAS No. 143), requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units-of-production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil property accounts.  During the nine months ended September 30, 2011, a revision was made to the Company’s estimates to reflect the effects of updated anticipated plugging date estimates, mainly arising from increased production and its effect on reserve estimates.

The following table reflects the changes in the ARO during the nine months ended September 30, 2011.

Amount
Asset retirement obligation - beginning of period	$127,606
Current period revision to previous estimates	(47,534)
Current period accretion	12,575
Asset retirement obligation - end of period	$92,647

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

The credit-adjusted-risk-free rate used in calculating ARO was approximately 18% at September 30, 2011 and December 31, 2010. This rate approximates the Company’s borrowing rate.

(7)	Shareholders’ Equity

As of September 30, 2011 and December 31, 2010, there were 46,467,849 and 46,190,910 shares, respectively, of common stock and no shares of preferred stock issued and outstanding.

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

The Company would be required to prepare a Registration Statement following receipt of the required investor demand, to be filed with the SEC and to become effective within two hundred ten (210) days from the receipt of the demand notice, registering for resale all shares of Common Stock issued in the 2008 Unit Offering included in the Units of those investors who choose to participate in such Demand Registration.  The Company will pay monetary penalties to these investors equal to one and one-quarter percent (1.25%) of the gross proceeds of the 2008 Unit Offering for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Unit Offering.  No penalties shall accrue with respect to any shares of Common Stock removed from the registration statement in respect to a comment from the SEC limiting the number of shares of Common Stock which may be included in the registration statement.  The holders of any common stock removed from the registration statement as a result of a comment from the SEC shall continue to have “piggyback” registration rights with respect to these shares.  There has been no request for a Demand Registration as of September 30, 2011.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Stock Option Awards

On March 28, 2011, the Company granted under the Amended and Restated 2008 Plan, options to purchase 24,000 shares of its common stock to a consultant. These options have a 10-year term, and 4,000 options vested at the date of grant and on the ninth day of each month beginning on April 9, 2011. They were granted with an exercise price equal to $0.99.  The Company recognized compensation expense of $3,471 and $5,181 for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, all options granted to the consultant had fully vested.

On July 13, 2011, the Company granted under the Amended and Restated 2008 Plan, options to purchase 200,000 shares of its common stock to its Production and Operations Manager. These options vest pro-rata in three annual installments beginning on the first anniversary of the date of grant and have a 10 year term. They were granted with an exercise price equal to $0.46.  The Company recognized compensation expense of $3,699 for the three and nine months ended September 30, 2011.

A summary of stock option activity during the nine months ended September 30, 2011 covering options granted to the Company’s employees and directors is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,475,000	$2.04	7.93	$—
Granted	200,000	0.46	9.79	—
Exercised	—	—	—	—
Forfeited	(400,000)	1.44	—	—
Expired	—	—	—	—
Outstanding at September 30, 2011	2,275,000	$2.00	7.26	$—

Of the above employee options outstanding at September 30, 2011, 1,841,668 options are vested or exercisable.   During the three and nine months ended September 30, 2011, the Company recognized stock-based compensation expense of approximately $36,000 and $329,000 related to stock options, including approximately $35,000 and $324,000, respectively, related to options granted to employees.  As of September 30, 2011, there was approximately $162,000 of total unrecognized compensation cost related to non-vested stock options ($162,000 of which is related to employee options), which is expected to be recognized over a weighted-average period of approximately 0.26 years.

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

A summary of stock option activity during the nine months ended September 30, 2011 covering options granted to the Company’s non-employees and non-directors is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	160,000	$2.00	8.46	$—
Granted	24,000	0.99	9.50	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2011	184,000	$1.87	7.95	$—

The fair value of the options granted during 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)	$0.44 - 0.70
Risk-free interest rate (2)	2.18% - 2.23%
Dividend yield (3)	0.00%
Volatility factor (4)	68% - 71%
Expected life (5)	5.25 years
Expected forfeiture rate (6)	10%

(1)	The estimated market value of the stock on the date of grant was based on the reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(3)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Restricted Stock Units

Restricted stock unit activity during the nine months ended September 30, 2011 is as follows:

	Number of Restricted Stock Shares	Weighted- average Grant Price	Weighted- average Remaining Contractual Term (years)
Outstanding at December 31, 2010	422,940	$1.68	2.73
Granted	10,000	1.08	—
Exercised	—	—	—
Forfeited	(14,629)	1.68	—
Expired	—	—	—
Outstanding at September 30, 2011	418,311	$1.66	1.98

As of September 30, 2011, 139,439 of the above restricted stock units were vested, and there was approximately $414,000 of unrecognized compensation cost related to non-vested restricted stock unit compensation arrangements granted under the 2008 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.98 years. The Company recognized compensation expense related to these restricted stock units amounting to $52,694 and $156,705 during the three and nine months ended September 30, 2011, respectively and $3,954 for the three and nine months ended September 30, 2010.

(8)	Derivative Warrant Instruments (Liabilities)

During the three and nine months ended September 30, 2011, the fair value of the warrant derivative instruments liability decreased by $909,749 and $7,306,267, respectively, and were recorded as unrealized gain on fair value of derivative warrant instruments in the accompanying condensed consolidated statements of operations.

Activity for derivative warrant instruments during the nine months ended September 30, 2011 was as follows:

			Decrease in
		Activity	Fair Value of
	December 31,	during the	Derivative	September 30,
	2010	period	Liability	2011
Derivative warrant instruments	$7,457,125	$-	$(7,306,267)	$150,858
	$7,457,125	$-	$(7,306,267)	$150,858

Activity for derivative warrant instruments during the nine months ended September 30, 2010 was as follows:

			Decrease in
		Activity	Fair Value of
	December 31,	during the	Derivative	September 30,
	2009	period	Liability	2010
Derivative warrant instruments	$7,500,138	$5,766,703	$(944,429)	$12,322,412
	$7,500,138	$5,766,703	$(944,429)	$12,322,412

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

The fair value of the derivative warrant instruments is estimated using a probability-weighted scenario analysis model with the following assumptions as of September 30, 2011 and 2010:

	September 30,	September 30,
	2011	2010
Common stock issuable upon exercise of warrants	15,510,203	15,510,203
Estimated market value of common stock on measurement date	$0.20 (1)	$1.67 (2)
Exercise price	$1.25 to $3.00	$1.25 to $3.00
Risk free interest rate (3)	0.19% - 0.69%	0.53% - 1.27%
Warrant lives in years	1.25 - 3.55	2.25 - 4.55
Expected volatility (4)	61%	71%
Expected dividend yields (5)	None	None

(1)	The estimated market value of the stock is measured each period-end and is based on the reported public market prices.

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

	Fair Value Measurements at September 30, 2011
	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Derivative warrant instruments	$-	$-	$150,858	$150,858
Total	$-	$-	$150,858	$150,858

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010:

	Fair Value Measurements at September 30, 2010
	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Derivative warrant instruments	$-	$-	$12,322,412	$12,322,412
Total	$-	$-	$12,322,412	$12,322,412

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$(1,060,607)	$(13,368,864)	$(7,457,125)	$(7,500,138)
Total gains (losses)	909,749	1,046,452	7,306,267	944,429
Settlements	-	-	-	-
Additions	-	-	-	(5,766,703)
Transfers	-	-	-	-
Ending balance	$(150,858)	(12,322,412)	$(150,858)	$(12,322,412)

Change in unrealized gains included in earnings relating to derivatives still held as of September 30, 2011 and 2010	$909,749	$1,046,452	$7,306,267	$944,429

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

The Company, through its 20% interest in the Maranta field production, sold oil representing 10% or more of total revenues for the nine month periods ended September 30, 2011 and 2010 to the customers shown below:

	September 30,	September 30,
	2011	2010
Customer A	-	4%
Customer B	32%	18%
Customer C	12%	-
Customer D	6%	8%
Customer E	50%	63%
Customer F	-	7%

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

LA CORTEZ ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

Effective May 1, 2010, the Company entered into a consulting agreement with a third party for the third party entity to provide investor relations services to the Company for a monthly fee of $15,000 and 25,000 shares of the Company’s common stock during the first twelve months of the agreement, and $10,000 and 20,000 shares of the Company’s common stock thereafter. This agreement expired in May 2011.  On April 25, 2011, the Company entered into a consulting agreement with another third party for such third party entity to provide investor relations services to the Company for a monthly fee of $10,000 and 12,500 shares of the Company’s common stock during the term of the agreement covering a period of three months. This agreement expired in July 2011.

Colombian Equity-Based Tax

The Colombian government recently enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities.  For purposes of this tax, the net worth of an entity was assessed on January 1, 2011, and is payable in eight semi-annual installments from 2011 through 2014. Based on the Company’s Colombian entities’ net equity, the Company’s total net-worth gross tax obligation was approximately $1.1 million.  The Company recognized the related expense arising from this tax obligation of approximately $779,000 (the present value of all future payments as of January 1, 2011) as a component of general and administrative expenses in the condensed consolidated statement of operations during the three and nine months ended September 30, 2011, and recorded $32,488 and $106,537 as interest expense during the three and nine months ended September 30, 2011, respectively.  The present value of this obligation as of September 30, 2011 (using a discount rate of 18%, which approximates the Company’s borrowing rate) is reflected as other liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2011.

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

The following discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, pursuant to the rules and regulations of the SEC.

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

Going Concern

In the course of our development activities, we have sustained losses and expect such losses to continue through at least the next twelve months from the filing date of this report.  We expect to finance our operations primarily through our existing cash, our existing oil production and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 1, 2011, that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional rounds of financing is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and offering terms. In addition, our ability to complete an offering may be dependent on the status of our oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months from the date of filing of this report. Realization values may be substantially different from carrying values as shown, and our condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

Emerald has filed a request with the ANH for the assignment of the 20% working interest in the Maranta Block to La Cortez. In order to qualify as a contractor with the ANH, we have submitted, on April 15, 2011, legal, operating, technical and financial information, including prior years’ audited financial statements, to be reviewed by the ANH.  On July 12, 2011, we were informed by Emerald that the request for transfer of the 20% interest was not approved because the ANH determined that the submitted information did not comply with the financial requirements demanded by the contract signed between the ANH and Emerald.  We plan to discuss the financial information with the ANH, including the accounting for the derivative warrant instruments liability, and send a new request for the assignment.  Non-approval by the ANH does not affect the current joint operating agreement between Emerald and La Cortez.  We plan to submit a  new set of financial information to the ANH shortly after filing with the SEC our Form 10-Q for the period ended September 30, 2011.

Emerald, the operator of the Maranta Block, completed drilling operations of the Mirto-2 exploratory well on August 15, 2010, after having conducted a sidetrack on the well. Mirto-2 production tests were initiated on September 23, 2010, for a 5-day period on the Villeta U sand. The well was put back on an extended production test on October 16, 2010 until December 10, 2010, and was then placed on long-term production testing from a different zone (the Villeta N sand) in January 2011, and continues to produce at an average rate  (January 9 to November  2, 2011) of 467 bopd gross (93 bopd net to La Cortez before royalties) of 15.6 degrees API oil with an average Base Sediment and Water (BS & W) of 0.62%.  The capitalized costs associated with the Mirto 2 well were categorized as proved properties as of December 31, 2010 and September 30, 2011 and were subject to depletion and impairment.

The workover on the Mirto-1 well resulted in a long-term production test on the Villeta N sand, which commenced on August 23, 2011, during which the well was producing at an average rate of 341 bopd gross before royalties (68.1 bopd net to La Cortez before royalties) until October 5, 2011, when the Electro Submersible Pump (ESP) failed to operate. A well service rig was transported to the site and a well service work to replace the pump was conducted. The work was completed on November 1, 2011, and the well is currently back in production, and producing at a rate of 321 bopd gross with 0.71% Base Sediment and Water (BS&W).  It is expected to reach an average of 350 bopd gross with a 0.30% water cut.

Current production from the Mirto-1 and Mirto-2 wells is 659 bopd gross before royalties, or 132 bopd net before royalties to La Cortez.

Phase 3 of the initial exploration program was completed last year with the drilling of the Mirto-2 well. Both Emerald and La Cortez have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both La Cortez and Emerald have relinquished 50% of the area of the block, as selected by both parties, and exercised the option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activity with the ANH, such as new seismic acquisition or drilling a new exploration well. This is a normal procedure and in accordance with the standard contract with the ANH. Emerald has received approval from the ANH, which was dated April 11, 2011, on the additional exploration program and has signed the amendment to the contract.  Phase 1 of the subsequent exploratory program requires both Emerald and La Cortez to comply with the acquisition of 120 km of 2D seismic or the drilling of an exploration well on or before August 2012, with an optional Phase 2 of the subsequent exploratory program requiring another acquisition of 120 km of 2D seismic or the drilling of an exploratory well on or before August 2014. Emerald and La Cortez are in the final stages to determine the activity plan for the year 2012, which includes drilling of at least one more exploration well (Agapanto-1) in the Maranta Block, which is a commitment to the Colombian government. This activity will be targeting the Villeta formation N, U, and T sands, which are producing areas within the Mirto field.

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

Petronorte and La Cortez have been conducting the community consultation process for the seismic acquisition in the northern part of the Putumayo 4 Block. This process was recently completed, and the bidding process has been initiated, in which more than 10 seismic service companies were invited to participate for the acquisition of 104.8 km of 2d seismic in the area which is part of the work commitment to the ANH. An additional 45-50 km of 2d seismic will also be acquired as part of the additional investment commitment of $ 1.6 million made to the ANH during the 2008 bidding round.  It is expected that the seismic acquisition bidding process will be finalized by the end of November 2011, and immediately thereafter, initiate acquisition activities during December 2011. The seismic acquisition process is expected to take no longer than 3 months.

Petronorte and La Cortez are also working on the community consultation process for the drilling of the first exploration well in 2012,  in addition to working in preparing the Environmental Impact Study or Estudio de Impacto Ambiental (EIA), to be presented to the Colombian authorities in order to obtain the exploration well drilling license.  It is expected that drilling operations will be initiated by the third quarter of 2012, as soon as all permits are obtained. This exploration well will also be targeting the Villeta formation N, U, and T sands as well as the Caballos formation. Other companies are currently producing from these sands in fields located near the Putumayo 4 Block.

Under the terms of the contract signed with the ANH, we must complete the acquisition of at least 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.6 million before August 25, 2012, when the 3-year term of Phase I ends.  In response to delays associated with the community consultation process on the block, Petronorte sent a letter to the ANH on May 23, 2011 asking for the suspension of the contract for about seven months, thereby possibly extending the Phase I completion date to March 25, 2013, due to delays on availability of the Ministry of Interior representative to carry on with the consultation process with communities.  Petronorte is asking that an additional seven months be added to the original commitment in order to compensate for the impact on the original schedule. The ANH answered the initial correspondence letter on June 20, 2011, with indications that they were studying this request, but did not give any indication on their final decision. Petronorte and La Cortez continue to wait for a formal answer to the seven month suspension request from the ANH.

Petronorte has filed a request with the ANH for the assignment of the 50% working interest in the Putumayo 4 Block to La Cortez. In order to qualify as a contractor with the ANH, we have submitted,  legal, operating, technical and financial information, including prior years’ audited financial statements, to be reviewed by the ANH.  The ANH has requested for additional information that has been provided on a timely basis. No official reply has been obtained from the ANH.

The Putumayo 4 Block covers 126,845 acres (51,333 hectares) located in the Putumayo Basin.

Rio de Oro and Puerto Barco Fields

Through our subsidiary Avante Colombia, we have initiated operating activities in the Puerto Barco Field.  On August 15, 2011, Phase I (La Gabarra town to the Puerto Barco Field / Timbas Station) road upgrades were initiated. To date, the work has advanced in this sector, and is expected to be completed in less than 3 weeks. Phase II (upgrading of critical points on 23 kilometers of the road Tibu town to La Gabarra town) has not been initiated, pending final agreement with the Colombian government, which is expected to be completed in the next two weeks.

Additional field information has been gathered and field inspection of the existing wells has been conducted. It is now planned to conduct well service operations in the Puerto Barco-2 and Puerto Barco-3 wells during early December 2011, with rig mobilization expected to begin shortly thereafter if well testing results are favorable.  We have approved the initial Authorization for Expenditure (AFE) for the first work-over well, and related activities (civil work, social work, facilities upgrading and security) which is estimated to cost $1.87 million net to La Cortez. Initial production is expected in late December, with production rates estimated to reach 50 - 75 bopd net. Historical production in the Puerto Barco field has yielded high quality, light crude oil exceeding 40 degrees API.

We continue to be actively engaged with Ecopetrol regarding opportunities to amend the existing contract terms, though the final outcome of such discussions remains unknown at this point. The first well intervention in Puerto Barco-2 and Puerto Barco-3 wells is considered to be a strategic milestone that will give Ecopetrol the opportunity to evaluate our ability to successfully implement exploration and development activity in the block beyond 2013.

La Cortez Energy Inc., through our subsidiary, Avante Colombia Inc., currently has a 50% participation interest and is the operator of the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Department of North Santander in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploracion y Produccion Colombia S.A.

Listing Application

We have applied to list our common stock on the TSX Venture Exchange (“Exchange”).  However, the application is subject to Exchange review and to our fulfilling all of the listing requirements of the Exchange.   There can be no assurance that our application will be accepted.

Results of Operations

Three Months Ended September 30, 2011, Compared with Three Months Ended September 30, 2010

A summary of our results for the three month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Percentage Increase /
	2011	2010	(Decrease)

Revenues	$623,135	$251,266	148%
Costs and expenses	(1,427,451)	(1,604,795)	(11)%
Non-operating income, net	902,491	1,063,807	(15)%
Income tax expense	(8,474)	(39,757)	(79)%
Net income (loss)	$89,701	$(329,479)	(127)%

Revenues

We earned oil revenues of $623,135 for the three months ended September 30, 2011, compared to $251,266 for the three months ended September 30, 2010.  The increase in revenues is primarily due to the successful results of the workover conducted in the Mirto-2 well and the production testing initiated on January 9, 2011, as well as the re-initiation of production during the third quarter of 2011 from the Mirto-1 well. Revenues recognized for the three months ended September 30, 2010 are related to the Mirto-1 well which started producing during the fourth quarter of 2009 and continued producing until the fourth quarter of 2010.

Costs and Expenses

Our operating costs and expenses for the three months ended September 30, 2011 and 2010, consisted of the following:

	Three Months Ended September 30,		Percentage Increase /
	2011	2010	(Decrease)

Operating costs	$500,144	$281,309	78%
Depreciation, depletion, accretion and amortization	38,384	87,607	(56)%
General and administrative	888,923	1,235,879	(28)%
Total	$1,427,451	$1,604,795	(11)%

Operating costs

Our operating costs for the three months ended September 30, 2011 amounted to $500,144, which mainly pertain to workover costs and costs incurred in our production activities on the Mirto-1 well.  Our operating costs during the third quarter of 2010 included costs incurred in our production activities on the Mirto-1 well.

Depreciation, Depletion, Accretion, and Amortization Expenses

The decrease in our depreciation, depletion, accretion, and amortization expenses for the three months ended September 30, 2011 as compared to 2010 is mainly attributed to the increase in the estimated quantities of our proved reserves in 2011 as a result of the change in production estimates.

General and Administrative Expenses

We incurred total general and administrative expenses of $888,923 for the three months ended September 30, 2011 compared to $1,235,879 for the three months ended September 30, 2010. This was primarily due to a decrease in professional fees to $288,505 for the three months ended September 30, 2011 from $600,374 for the three months ended September 30, 2010; a decrease in travel expense to $44,705 for the three months ended September 30, 2011 from $48,742 for the comparable period of 2010; and a decrease in other expenses to $103,530 for the three months ended September 30, 2011 from $138,605 for the 2010 period.  This decrease was partially offset by an increase in payroll expenses to $418,103 in the 2011 period from $415,537 during the three months ended September 30, 2010; and an increase in rent expense to $34,080 for the three months ended September 30, 2011 from $32,621 for the comparable period of 2010.  In particular, the decrease in professional fees and other general and administrative expenses during the 2011 period as compared to the 2010 period is primarily due to higher reserve engineer, executive search, and investor relations consultancy expenses incurred during the 2010 period.

Non-operating Income, Net

Net non-operating income for the three months ended September 30, 2011, was $902,491, compared to $1,063,807 for the three months ended September 30, 2010. During the three months ended September 30, 2011, we recognized an unrealized gain from the decrease in the fair value of derivative warrant instruments liability of $909,749 compared to an unrealized gain of $1,046,452 during the three months ended September 30, 2010.  The decrease in the derivative warrant instruments’ fair value was due to several factors, the most significant of which was due to the larger decrease in the market value of our common stock measured from June 30, 2011 to September 30, 2011 as compared to the market value of our common stock measured from June 30, 2010 to September 30, 2010.   We estimate our derivative warrant instruments liability calculations using a probability-weighted scenario analysis model.

Net Income (Loss)

Our net income for the three months ended September 30, 2011 was $89,701 compared to a net loss of $329,479 for the three months ended September 30, 2010.  The increase in net income is mainly due to an increase in our revenues as well as a decrease in general and administrative expenses in the 2011 period from the 2010 period.

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

Adjusted EBITDA for the three months ended September 30, 2011 and 2010  is calculated as follows:

	Three months ended September 30,
	2011	2010

Net income (loss)	$89,701	$(329,479)
Adjustments:
Depreciation, depletion, accretion and amortization	38,384	87,607
Income taxes	8,474	39,757
Unrealized gain on fair value of derivative warrant instruments, net	(909,749)	(1,046,452)
Common stock for services	4,763	127,000
Stock-based compensation expense	88,471	248,878
Interest expense (income), net	7,258	(17,355)
Adjusted EBITDA	$(672,698)	$(890,044)

Adjusted EBITDA for the three months ended September 30, 2011 was a loss of $0.7 million, compared to a loss of $0.9  million for the three months ended September 30, 2010.  The decrease in the loss was primarily caused by the increase in our revenues for the three months ended September 30, 2011 as compared to the 2010 period.

Nine Months Ended September 30, 2011, Compared with Nine Months Ended September 30, 2010

A summary of our results for the nine month periods ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,		Percentage Increase /
	2011	2010	(Decrease)

Revenues	$1,626,009	$417,540	289%
Costs and expenses	(5,546,120)	(5,485,711)	1%
Non-operating income, net	7,281,789	994,607	632%
Income tax expense	(29,977)	(39,757)	(25)%
Net income (loss)	$3,331,701	$(4,113,321)	(181)%

Revenues

We earned oil revenues of $1,626,009 for the nine months ended September 30, 2011, compared to $417,540 for the nine months ended September 30, 2010.  The increase in revenues is primarily due to the successful results of the workover conducted in the Mirto-2 well and the production testing initiated on January 9, 2011, as well as the re-initiation of production during the third quarter of 2011 from the Mirto-1 well.  Revenues recognized for the nine months ended September 30, 2010 are related to the Mirto-1 well which started producing during the fourth quarter of 2009 and continued producing until the fourth quarter of 2010.

Costs and Expenses

Our operating costs and expenses for the nine months ended September 30, 2011 and 2010, consisted of the following:

	Nine Months Ended September 30,		Percentage Increase /
	2011	2010	(Decrease)

Operating costs	$946,980	$1,124,563	(16)%
Depreciation, depletion, accretion and amortization	128,338	181,582	(29)%
Impairment expense	-	273,318	-
General and administrative	4,470,802	3,906,248	14%
Total	$5,546,120	$5,485,711	1%

Operating costs

Our operating costs for the nine months ended September 30, 2011 amounted to $946,980, pertaining to our costs incurred in production activities for the Mirto-2 well, which began producing in January 2011, as well as workover costs and costs incurred in our production activities on the Mirto-1 well during the third quarter of 2011.  Our operating costs during the 2010 period included significant costs to work over the Mirto-1 well which were not capitalizable.  Workover activities were performed on the Mirto-1 well during the  third quarter of 2011 which resulted to its current production at a rate of 292 bopd gross with 6% Base Sediment and Water (BS&W).

Depreciation, Depletion, Accretion, and Amortization Expenses

The decrease in our depreciation, depletion, accretion, and amortization expenses for the nine months ended September 30, 2011 as compared to 2010 is mainly attributed to the increase in the estimated quantities of our proved reserves in 2011 as well as a reduction in the amortization base in 2011 due to the impairment recorded in 2010.

Impairment Expenses

There was no impairment expense on our oil properties during the nine months ended September 30, 2011, as compared to $273,318 during the same 2010 period.  These reflected the results of our ceiling test calculations and our reserve estimates at the end of each quarter.

General and Administrative Expenses

We incurred total general and administrative expenses of $4,470,802 for the nine months ended September 30, 2011 compared to $3,906,248 for the nine months ended September 30, 2010. This was primarily due to an increase in payroll expenses to $1,441,503 in the 2011 period from $1,307,001 during the nine months ended September 30, 2010; an increase in travel expense to $157,487 for the nine months ended September 30, 2011 from $124,231 for the comparable period of 2010; an increase in rent expense to $99,843 for the nine months ended September 30, 2011 from $92,350 for the comparable period of 2010; and an increase in other expenses to $1,218,840 for the nine months ended September 30, 2011 (which includes approximately $779,000 arising from an equity-based tax during the nine months ended September 30, 2011, as discussed below) from $386,324 for the 2010 period.  These increases were partially offset by a decrease in professional fees to $1,553,129 for the nine months ended September 30, 2011 from $1,996,342 for the nine months ended September 30, 2010. In particular, the increase in other general and administrative expenses during the 2011 period as compared to the 2010 period is primarily due to an expense recognized during the 2011 period of approximately $779,000 arising from an equity-based tax effective January 1, 2011 by the Colombian tax authorities on all Colombian entities.

Non-operating Income, Net

Net non-operating income for the nine months ended September 30, 2011, was $7,281,789, compared to net non-operating expense of $994,607 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we recognized an unrealized gain from the decrease in the fair value of derivative warrant instruments liability of $7,306,267 compared to $944,429 during the nine months ended September 30, 2010.  The decrease in the derivative warrant instruments’ fair value was due to several factors, the most significant of which was due to the larger decrease in the market value of our common stock measured from December 31, 2010 to September 30, 2011 as compared to the market value of our common stock measured from December 31, 2009  to September 30, 2010.   We estimate our derivative warrant instruments liability calculations using a probability-weighted scenario analysis model.

Net Income (Loss)

Our net income for the nine months ended September 30, 2011 was $3,331,701 compared to a net loss of $4,113,321 for the nine months ended September 30, 2010.  The increase in net income is mainly due to an increase in both our revenues and in our non-operating income in the 2011 period from the 2010 period.

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

Adjusted EBITDA for the nine months ended September 30, 2011 and 2010  is calculated as follows:

	Nine months ended September 30,
	2011	2010

Net income (loss)	$3,331,701	$(4,113,321)
Adjustments:
Depreciation, depletion, accretion and amortization	128,338	181,582
Impairment expense	-	273,318
Income taxes	29,977	39,757
Unrealized loss (gain) on fair value of derivative warrant instruments, net	(7,306,267)	(944,429)
Common stock for services	109,013	213,500
Stock-based compensation expense	485,652	428,392
Interest expense (income), net	24,478	(50,178)
Adjusted EBITDA	$(3,197,108)	$(3,971,379)

Adjusted EBITDA for the nine months ended September 30, 2011 was a loss of $3.2 million, compared to a loss of $4.0 million for the nine months ended September 30, 2010.  The decrease in the loss was primarily due to the increase in our revenues for the nine months ended September 30, 2011 as compared to the 2010 period.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of September 30, 2011, was $4,618,746 compared to $8,327,020 as of December 31, 2010.  This decrease was mainly due to payments for our administrative expenses during the nine months ended September 30, 2011.

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

In November 2009, we deposited $2.7 million into a trust account as our portion of the ANH-required performance guarantee under Petronorte’s E&P contract.  These funds will not be able to be used for other corporate purposes during the life of the guarantee.

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

We are currently utilizing cash of approximately $399,000  per month in the day-to-day operations of our business, including payroll, professional fees and office expenses.  We expect this rate of cash utilization to increase over the next twelve months.

Over the next twelve months, we expect to use approximately:

•
$9.41 million in order to bear our share of commitments with respect to the Putumayo 4 Block, related to Phase 1 seismic acquisition, permitting activities and exploration activities (although we have until August 2012 to complete the work);

•	$1.48 million to carry out our proposed activities on Avante Colombia’s projects, and on Puerto Barco, related to road and facilities upgrading and existing well workovers;

•	$2.36 million of additional investment in the Maranta Block; and

•	Up to an additional $4.86 million to cover our administrative expenses and for general working capital to continue to execute our business plan and build our operations.

Since costs on certain of our projects are calculated in Colombian pesos, changes in the exchange rate, among other things, could cause our capital commitments in U.S. dollars to differ materially from the amounts that we have budgeted. We have not to date engaged in any formal hedging activity with regard to foreign currency risk.

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to our deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated upon conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $0.0005 for each one-peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

Further, local operations may require funding that exceeds operating cash flow, and there may be restrictions on expatriating proceeds and/or adverse tax consequences associated with such funding.  To the extent that funding is required, there may be exchange controls limiting such funding.  In addition, taxes and exchange controls may affect the dividends that we receive from foreign subsidiaries.

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

If we fulfill our obligations for $9.41 million under Petronorte’s E&P contract, upon completion of the first exploration well to be drilled on Putomayo-4, which is required to be completed by August 2012, the $2.7 million we deposited into a trust account as our portion of the ANH-required performance guarantee will become available for our use.

We anticipate that after January 2012, we will need to obtain additional capital for the purposes described above.  In addition, the listing standards of the TSX Venture Exchange require that we demonstrate that we have adequate working capital and financial resources to carry out our stated work program or execute our business plan for the 12 month period following listing, plus $100,000 in unallocated funds.  We estimate that (based on current oil production levels only) we will need to  raise at least $10 million of additional capital to fund our work program and obligations and to cover our administrative expenses and general working capital needs over the next twelve months.  In order to obtain capital, we may need to sell additional shares of our equity or debt securities, or borrow funds from private or institutional lenders. Because of the recent volatility in the credit, stock, and commodities markets, and our status as an early stage company, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*§§
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine-month period ended September 30, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: November 14, 2011	LA CORTEZ ENERGY, INC.

	By:	/s/ Andres Gutierrez Rivera
Name: Andres Gutierrez Rivera Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Nadine C. Smith
Name: Nadine C. Smith
Title: Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1§	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2§	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*§§
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine-month period ended September 30, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

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