Form 10-K/A
period 2011-12-31
La Cortez Energy, Inc.
filed 2012-04-18
CIK 1368964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K of La Cortez Energy, Inc., for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Exhibit No.	SEC Report Reference Number		Description

3.1	3.1		Amended and Restated Articles of Incorporation of the Registrant as filed with the Nevada Secretary of State on February 8, 2008 (1)

3.2	3.2		Conformed By-Laws of the Registrant (2)

10.1	10.1	†	Employment Agreement dated May 13, 2008 by and between the Registrant and Andrés Gutierrez Rivera (3)

10.2	10.1	†	Form of Stock Option Agreement to Directors under the Registrant’s 2008 Equity Incentive Plan, as amended (4)

10.3	10.1	†	Form of Stock Option Agreement to Executive Officers under the Registrant’s 2008 Equity Incentive Plan, as amended (4)

10.4	10.1		Split-Off Agreement dated August 15, 2008 by and among the Registrant, de la Luz Chocolates, Inc., and Maria de la Luz (5)

Exhibit No.	SEC Report Reference Number	Description

10.5	10.2	General Release Agreement dated August 15, 2008, by and among the Registrant, de la Luz Chocolates, Inc., and Maria de la Luz (5)

10.6	10.1	Form of Subscription Agreement for 2008 unit offering (6)

10.7	10.2	Form of Warrant for 2008 unit offering (6)

10.8	10.3	Form of Registration Rights Agreement for 2008 unit offering (6)

10.9	10.6	The Registrant’s Amended and Restated 2008 Equity Incentive Plan (7)

10.10	10.1	Memorandum of Understanding between the Registrant and Petroleos del Norte S. A. dated as of December 22, 2008 (8)

10.11	10.11	Farm-Out Agreement (Maranta E&P Block) by and between Emerald Energy Plc Sucursal Colombia and La Cortez Energy Colombia, Inc. dated as of February 6, 2008 (9)

10.12	10.1	Form of subscription agreement for July 2009 unit offering (10)

10.13	10.2	Form of warrant for July 2009 unit offering (10)

10.14	10.3	Form of registration rights agreement for July 2009 unit offering (10)

10.15	10.1	Joint Operating Agreement between Petroleos del Norte S.A. and La Cortez Energy Colombia, Inc., dated as of February 23, 2009 (11)

10.16	4.1	Form of common stock purchase warrant dated December 29, 2009 (12)

10.17	10.17	Stock Purchase Agreement between the Registrant and Avante Petroleum SA, dated as of March 2, 2010 (13)

10.18	10.18	Stockholder Agreement among the Registrant, Avante Petroleum SA, Nadine Smith and Andrés Gutierrez, dated as of dated as of March 2, 2010 (13)

10.19	10.19	Share Escrow Agreement among the Registrant, Avante Petroleum SA and Robert Jan Jozef Lijdman, dated as of March 2, 2010 (13)

10.20	10.20	Subscription Agreement between the Registrant and Avante Petroleum SA, dated as of March 2, 2010 (13)

10.21	10.21	Registration Rights Agreement between the Registrant and Avante Petroleum SA, dated as of March 2, 2010 (13)

10.22	10.22	Form of Common Stock Purchase Warrant issued to Avante Petroleum SA (13)

10.23	10.1	Form of subscription agreement for 2009/2010 unit offering (14)

10.24	10.2	Form of warrant for 2009/2010 unit offering (14)

10.25	10.3	Form of registration rights agreement for 2009/2010 unit offering (14)

10.26	*	Joint Operating Agreement between Emerald Energy and La Cortez Energy Colombia, Inc., dated as of February 04, 2010.

Exhibit No.	SEC Report Reference Number		Description

10.27	*		Joint Operating Agreement between Petrotesting Colombia SA and Avante Colombia Ltda. dated as of April 28 2006.

10.26	99.1	†	Letter Agreement between the Registrant and Nadine C. Smith, dated as of December 28, 2011 (15).

21	*		List of Subsidiaries

31.1	*		Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*		Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002X

32.2	*		Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002X

99.1	*		Reserves report of DeGolyer and MacNaughton (16)

101	**	§	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed with the SEC on February 13, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on April 1, 2011 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K, for the year ended December 31, 2010, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on May 20, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on July 28, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on August 21, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on September 16, 2008 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the SEC on November 14, 2008 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, which exhibit is incorporated herein by reference.

(8)	Filed with the SEC on January 9, 2009 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(9)	Filed with the SEC on April 10, 2009 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

(10)	Filed with the SEC on June 22, 2009 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(11)	Filed with the SEC on November 16, 2009 as an exhibit, numbered as indicated above, to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, which exhibit is incorporated herein by reference.

(12)	Filed with the SEC on January 4, 2010 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(13)	Filed with the SEC on April 16, 2010 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

(14)	Filed with the SEC on April 23, 2010 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(15)	Filed with the SEC on January 4, 2012, as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(16)	The future net cash flows discounted at 10% of our proved reserves of $2.2 million included in the report of DeGolyer and MacNaughton was calculated on a project basis, which means that it deducted income tax expenses although the Company has enough tax basis and net operating loss carryforwards to more than offset the income tax expenses. The future net cash flows discounted at 10% of our proved reserves of approximately $3.3 million included within the Supplemental Oil and Gas Disclosures (Unaudited), was calculated on a company basis, which means that it does not deduct any income tax expenses because the Company has enough tax basis and net operating loss carryforwards to more than offset the income tax expenses.

*	Filed/furnished with Form 10-K on April 16, 2012

**	Filed/furnished herewith

X	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

†	Management contract or compensatory plan

§	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA CORTEZ ENERGY, INC.

Dated: April 17, 2012	By:	/s/ Andrés Gutierrez Rivera
Andrés Gutierrez Rivera
President and Chief Executive Officer

	By:	/s/ Nadine C. Smith
Nadine C. Smith
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nadine C. Smith	Chairman of the Board, Interim Chief	April 17, 2012
Nadine C. Smith	Financial Officer

/s/ Andrés Gutierrez Rivera	President and Chief Executive Officer,	April 17, 2012
Andrés Gutierrez Rivera	Director

/s/ Dirk J. H. Groen	Director	April 17, 2012
Dirk J. H. Groen

/s/ José Fernando Montoya	Director	April 17, 2012
José Fernando Montoya Carrillo

/s/ Jaime Navas Gaona	Director	April 17, 2012
Jaime Navas Gaona

/s/ Jaime Ruiz Llano	Director	April 17, 2012
Jaime Ruiz Llano

/s/ Richard G. Stevens	Director	April 17, 2012
Richard G. Stevens

EXHIBIT INDEX

10.26*	Joint Operating Agreement between Emerald Energy and La Cortez Energy Colombia Inc., dated as of February 04, 2010.

10.27*	Joint Operating Agreement between Petrotesting Colombia SA and Avante Colombia Ltda., dated as of April 28, 2006.

21*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Reserves report of DeGolyer and MacNoughton

101**§	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed/furnished with Form 10-K on April 16, 2012

**	Filed/furnished herewith

§	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.