Form 10-Q
period 2012-03-31
La Cortez Energy, Inc.
filed 2012-05-21
CIK 1368964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 21, 2012, there were 46,451,182  shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, particularly in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). All statements other than statements of historical facts included in this Report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations, covenant compliance capital spending plans and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct and.because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to: (i)  our ability to identify and exploit available corporate acquisition, farm-in and/or joint venture opportunities in the energy sector in Colombia and, more generally, in Latin America; (ii) our ability to establish technical and managerial infrastructure; (iii)  our ability to raise required capital on acceptable terms and conditions; (iv) our ability to take advantage of, and successfully participate in such opportunities; (v) our ability to successfully operate, or influence our joint venture partners’ operation of, the projects in which we participate in a cost effective and efficient way; and (vi) future economic conditions, political and regulatory stability and changes and volatility in energy prices.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

The information included herein is given as of the filing date of this Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

2

LA CORTEZ ENERGY, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA CORTEZ ENERGY, INC.

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Unaudited)

	March 31,	December 31,
	2012	2011

Assets
Cash and cash equivalents	$2,295,661	$4,180,771
Accrued oil receivables	458,207	420,397
Other receivables	-	12,950
Prepaid expenses	324,531	317,283
Total current assets	3,078,399	4,931,401
Oil properties, at cost, using the full cost method of accounting:
Proved	19,034,154	19,034,154
Unproved	5,234,834	5,111,473
Accumulated depletion and impairment	(16,140,999)	(15,774,148)
	8,127,989	8,371,479
Other property and equipment, net of accumulated depreciation of $267,797 and $254,273, respectively	127,172	119,412
Prepaid seismic costs	604,934	-
Restricted cash	2,739,233	2,718,903
Total assets	$14,677,727	$16,141,195

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$349,397	$766,586
Accrued liabilities	702,871	728,028
Other liabilities - current portion	278,903	246,040
Derivative warrant instruments	148,544	100,582
Total current liabilities	1,479,715	1,841,236
Other liabilities - non-current portion	428,378	377,901
Asset retirement obligation	361,547	346,892
Total liabilities	2,269,640	2,566,029
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding
Common stock, $.001 par value; 300,000,000 shares authorized; 46,451,182 shares issued and outstanding at March 31, 2012 and December 31, 2011	46,451	46,451
Additional paid-in capital	39,460,450	39,417,723
Accumulated deficit	(27,098,814)	(25,889,008)
Total shareholders' equity	12,408,087	13,575,166
Total liabilities and shareholders' equity	$14,677,727	$16,141,195

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Oil revenues	$860,554	$363,433
Total revenues	860,554	363,433

Costs and expenses:
Operating costs	488,053	269,977
Depreciation, depletion, amortization and accretion	395,030	47,320
General and administrative	1,117,177	2,281,042
Total costs and expenses	2,000,260	2,598,339
Loss from operations	(1,139,706)	(2,234,906)

Non-operating (expense) income:
Unrealized gain (loss) on fair value of derivative warrant instruments, net	(47,962)	4,535,322
Interest and other income	23,606	5,682
Interest expense	(31,337)	(36,256)
Total non-operating (expense) income	(55,693)	4,504,748
Income (loss) before income taxes	(1,195,399)	2,269,842

Income taxes	(14,407)	(10,189)

Net income (loss)	$(1,209,806)	$2,259,653

Basic and diluted earnings (loss) per share	$(0.03)	$0.05

Basic and diluted weighted average common shares outstanding	46,451,182	46,215,910

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the three months ended March 31, 2012

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2011	46,451,182	$46,451	$39,417,723	$(25,889,008)	$13,575,166
Stock-based compensation	-	-	42,727	-	42,727
Net loss	-	-	-	(1,209,806)	(1,209,806)
Balance at March 31, 2012	46,451,182	$46,451	$39,460,450	$(27, 098,814)	$12,408,087

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,209,806)	$2,259,653
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	395,030	47,320
Stock-based compensation and vested restricted stock unit awards	42,727	203,498
Unrealized loss (gain) on fair value of derivative warrant instruments, net	47,962	(4,535,322)
Common stock for services	-	76,250
Changes in operating assets and liabilities:
Accrued oil receivables	(37,810)	-
Other receivables	12,950	14,603
Prepaid expenses and other assets	(7,248)	2,356
Accounts payable	(162,451)	232,933
Accrued liabilities	(25,157)	133,970
Other liabilities	83,340	829,986
Net cash used in operating activities	(860,463)	(734,753)
Cash flows from investing activities:
Investments in unproved oil properties	(378,099)	(140,954)
Prepaid seismic costs	(604,934)	-
Restricted cash	(20,330)	-
Purchases of other property and equipment	(21,284)	(424)
Net cash used in investing activities	(1,024,647)	(141,378)
Net change in cash and cash equivalents	(1,885,110)	(876,131)
Cash and cash equivalents, beginning of period	4,180,771	8,327,020
Cash and cash equivalents, end of period	$2,295,661	$7,450,889

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-
Non-cash investing and financing transactions:
Accrued capital expenditures in accounts payable	254,738	93,289
Change in asset retirement obligation estimate	$-	$23,818

See accompanying notes to unaudited condensed consolidated financial statements.

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

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

The Company was incorporated under the name of La Cortez Enterprises, Inc. on June 9, 2006 in the State of Nevada. This entity was originally formed to create, market and sell gourmet chocolates wholesale and retail throughout Mexico, as more fully described in its registration statement on Form SB-2 as filed with the SEC on November 7, 2006 (the “Legacy Business”). The Legacy Business has been discontinued. On February 8, 2008, the Company changed its name from La Cortez Enterprises, Inc. to La Cortez Energy, Inc.

Interim Financial Statements

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations presented for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates which are particularly significant to the condensed consolidated financial statements include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion and amortization, asset retirement obligations, accrued revenues, effects of purchase price allocations, goodwill and derivative warrant instruments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed government insured limits. The Company has never experienced any losses related to these balances. All of its non-interest bearing cash balances in United States financial institutions were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each United States financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. All cash held in Colombian financial institutions are not insured.

The Company had cash and cash equivalents of $2,295,661 and $4,180,771 at March 31, 2012 and December 31, 2011, respectively, which included $359,898 and $686,913 of cash held in Colombian bank accounts, respectively.

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

Prepaid seismic costs

Prepaid seismic costs as of March 31, 2012 consist primarily of cash calls. paid to joint operating partner for the Company’s portion of seismic acquisition cost at Putumayo-4.

Warrant Derivative Instruments

The Company accounts for warrant derivative instruments under the provisions of FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock This FASB ASC Topic’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions cannot be recorded in equity. Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company determined that certain warrants issued during various private placement offerings contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

Accordingly, the Company recognizes the warrants that contain these down round provisions as liabilities at their respective fair values on each reporting date.

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of March 31, 2012 and December 31, 2011. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

Earnings (Loss) per Common Share

The Company accounts for earnings (loss) per share in accordance with FASB ASC Topic No. 260 – 10 , Earnings Per Share, which establishes the requirements for presenting earnings per share (“EPS”).  FASB ASC Topic No. 260 – 10 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted-average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from operations exists, potential common shares are excluded from the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

For the three months ended March 31, 2012, the Company had potentially dilutive shares outstanding, including 2,534,000 options to purchase shares of common stock, warrants to purchase 15,515,203 shares of common stock, and restricted stock units issued to key directors and employees that enable grantees to obtain 245,539 shares of common stock.   There was no difference between basic and diluted loss per share for the three months ended March 31, 2012 as the effect of these potential common shares were anti-dilutive due to the net loss during the period.  For the three months ended March 31, 2011, the Company had potentially dilutive shares outstanding, including 2,517,334 options to purchase shares of common stock, warrants to purchase 15,515,203 shares of common stock, and restricted stock units issued to key directors and employees that enable grantees to obtain 420,176 shares of common stock.  There was no difference between basic and diluted earnings per share for the three months ended March 31, 2011 as the effect of all of the potentially dilutive common shares were anti-dilutive.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accrued oil receivables, other receivables, accounts payable,  accrued expenses and other liabilities associated with the Colombian equity-based tax approximates fair value due to the highly liquid nature of these short-term instruments.

Foreign Currency

Our reporting and functional currency is U.S. dollars. In Colombia, the Company has to date received 100% of oil revenues in U.S. dollars. The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of payroll and local office costs are in local currency. Our spending for acquisitions has to date been valued and paid in U.S. dollars. Gains or losses resulting from foreign currency transactions are included in general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2012 and 2011, foreign currency transaction gains (losses) were not significant.

Reclassifications

Certain prior year information has been reclassified to conform with current year presentation.

(2)	Going Concern

At March 31, 2012, the Company had cash and cash equivalents of $2,295,661 and working capital of $1,598,684. The Company believes that its existing capital resources will not be adequate to enable it to execute its business plan.  The Company estimates that it will require additional cash resources during the second quarter of 2012 based upon its current operating plan.

Through March 31, 2012, the Company has been primarily engaged in locating viable investment prospects. In the course of its development activities, the Company has sustained operating losses and expects such losses to continue through at least the end of May, 2013. In addition, during the fourth quarter of 2011, the Company recorded significant impairments of its oil properties and goodwill. The Company expects to finance its operations primarily through its existing cash and any future financing. However, there exists substantial doubt about the Company’s ability to continue as a going concern because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted.

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

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

As a result, there exists substantial doubt about the Company’s ability to continue as a going concern, and the Company’s ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital during 2012. If the Company is unable to raise sufficient additional funds when needed, it would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of its operations and properties, or it may need to seek protection under the provisions of the U.S. Bankruptcy Code. If the Company is unable to obtain additional funds sufficient to meet its obligations under its joint venture agreements, the Company might lose its interest in the Petronorte, Emerald, Rio de Oro and Puerto Barco projects described in Note 3 below.  This action would have an adverse effect on the Company’s future operations, the realization of its assets and the timely satisfaction of its liabilities. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that would be necessary should the Company be unable to continue as a going concern, and those adjustments would have a material impact on the amounts currently reflected on the Company's financial statements.

The Company is exploring a number of options to address its liquidity situation. It has retained an investment banking firm to seek potential deals and assist its Board of Directors on the merits of proposals received. It is in discussions with potential investors regarding possible investments in its equity or debt securities, but to date conditions have not been favorable for such investments on acceptable terms. It has been and continues to be in discussions with various parties regarding potential corporate strategic transactions, such as potential mergers, farm-outs and sales of certain of its assets, and it has solicited and received various proposals. The Company is actively engaged in discussions with Ecopetrol regarding extension of the terms of the Rio de Oro and Puerto Barco production contracts. However, at this time, no capital or strategic transaction has been approved by our Board, nor has any agreement been executed, and there can be no assurance that any such transaction will be successfully negotiated or consummated.

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

Avante Colombia currently has a 50% participation interest (acquired in late 2005) in, and is the operator of, the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Department of North Santander in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploración y Producción Colombia S.A.  Both production contracts are for a ten-year term expiring at the end of 2013.  The acquisition of Avante Colombia will provide new exploration opportunities.  The oil and gas properties derived from this acquisition have been classified as unproved on the condensed consolidated financial statements as of March 31, 2012.

Under the terms of the SPA, the Company and Avante have also agreed to pursue certain opportunities in the Catatumbo area on a joint venture basis.  If the Company enters into such a joint venture with Avante, then the Company would own 70% of the joint venture and commit to pay 70% of the geological and geophysical costs, and Avante would own 30% of the joint venture and commit to pay 30% of the geological and geophysical costs, up to a maximum commitment by Avante of $1,500,000.  If the total costs of the venture exceed $5,000,000, then Avante may elect either (a) not to pay any additional costs of the venture and incur dilution of its ownership percentage from future payments by the Company, (b) to continue to pay additional costs of the venture at 30% or (c) to pay a larger proportion of the costs of the venture, in which case Avante’s ownership percentage would be increased in proportion to the percentage of total venture costs paid by each party, up to a maximum ownership interest for Avante of 50%.

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

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

Share Escrow

In connection with the Acquisition, La Cortez entered into a Share Escrow Agreement with Avante, and an escrow agent, pursuant to which 1,500,000 of the 10,285,819 Purchase Price Shares were held in escrow to secure certain indemnification obligations of Avante under the SPA.  Such escrowed shares were released to Avante in March 2012.

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

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

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

The Company uses the full cost method of accounting for its oil and natural gas producing activities. Accordingly, all costs associated with acquisition, exploration, and development of oil and natural gas reserves are capitalized. Under full cost accounting rules, capitalized costs, less accumulated depletion and amortization, shall not exceed an amount (the ceiling) equal to the sum of: (i) the present value of estimated future net revenues less future production, development, site restoration, and abandonment costs derived based on current costs assuming continuation of existing economic conditions and computed using a discount factor of ten percent; (ii) the cost of properties not being amortized; (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and (iv) the income tax effects related to differences between the book and tax basis of the properties. If unamortized costs capitalized within the cost pool exceed the ceiling (ceiling test), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off are not reinstated for any subsequent increase in the cost center ceiling. The Company recorded no impairment associated with its proved oil properties for the three month periods ended March 31, 2012 and 2011.

Investments in unproved properties and major development projects are capitalized and excluded from the amortization base until proved reserves associated with the projects can be determined or until impairment occurs. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool subject to periodic amortization.  We assess the carrying value of our unproved properties that are not subject to amortization for impairment periodically. If the results of an assessment indicate that the properties are impaired, the amount of the assets impaired is added to the full cost pool subject to both periodic amortization and the ceiling test.

Depreciation, depletion and amortization is calculated using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. In arriving at depletion rates under the unit-of-production method, the quantities of recoverable oil reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion and impairment expense.

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

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

Phase 3 of the initial exploration program was completed in August of 2010 with the drilling of the Mirto-2 well. Both Emerald and La Cortez have complied with the exploration obligations on this block in accordance with the contract signed with the ANH. Under the contract terms and conditions, and after completion of this phase, both La Cortez and Emerald have relinquished 50% of the area of the block, as selected by both parties, and exercised the option to continue exploration activities in the remaining 50% of the area by committing to additional exploration activity with the ANH, such as new seismic acquisition or drilling a new exploration well. This is a normal procedure and in accordance with the standard contract with the ANH. Emerald received approval from the ANH, dated April 11, 2011, on the additional exploration program and signed the associated amendment to the contract.

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

Phase 1 of the subsequent exploratory program requires both Emerald and La Cortez to complete the acquisition of 120 km of 2D seismic or the drilling of an exploration well on or before August 2012, with Phase 2 of the subsequent exploratory program requiring another acquisition of 120 km of 2D seismic or the drilling of an exploratory well on or before August 2014. Emerald and the Company have agreed an activity plan for the year 2012, which includes the drilling of the Agapanto-1 well. Emerald has proposed to the ANH the acceptance of Agapanto-1 well to be drilled before August 2012 in satisfaction of the first phase of the subsequent exploratory program in the Maranta Block. This exploratory well is being targeted to the Villeta formation N, U, and T sands, which are producing areas within the Mirto field. In addition to this well, Emerald and the Company are looking at options for the exploration activities such as running additional seismic and conducting a workover in an existing well drilled in 1966, the Umbria-1, to test the potential of the Villeta sandstones. These activities are contingent on receipt of the requisite environmental licenses, a process that is being handled by the operator Emerald. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the expected operations would be materially negatively impacted.

The Company has reimbursed Emerald a total of $16.5 million as of March 31, 2012 for the Maranta Block, including development and production costs associated with the Mirto wells.

On March 22, 2012, Emerald submitted to the ANH the report of the evaluation program and declaration of commerciality of the Mirto field. As a complement to this declaration, Emerald is required to submit the Exploitation Development Plan to the ANH before June 22, 2012. After this declaration, the Mirto field has entered the exploitation phase, for a period of 24 years.

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

Petronorte also filed a request with the ANH for the assignment of the 50% working interest in the Putumayo 4 Block to the Company. To qualify as a contractor with the ANH, the Company submitted certain legal, operating, technical and financial information, including prior years’ audited financial statements, to be reviewed by the ANH. The ANH has requested that the Company provide additional guarantees in connection with such assignment. The Company intends to let the exploration period expire and once its commitments under the exploration agreement have been funded, resubmit the application. Non-approval by the ANH does not affect the current joint operating agreement between Petronorte and La Cortez.

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

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

In November 2009, the Company deposited $2.7 million into a trust account as the Company’s fifty percent portion of a Phase 1 performance guarantee required by the ANH under Petronorte’s Putumayo 4 Block E&P contract.  The Company expects that this guarantee deposit will remain in place for the 43 month Phase 1 period and the Company may be required to supplement the guarantee deposit in Phase 2 to take into account its additional investment requirements of that phase and accordingly, the deposit has been classified as long-term in the accompanying consolidated balance sheets.

Rio de Oro and Puerto Barco Fields

La Cortez, through its subsidiary Avante Colombia Inc., initiated operating activities in the Puerto Barco field in different areas with a variety of social activities such as meetings with the communities to inform them of the Company’s plans and activities. During August of 2011, road upgrades to the area were initiated. However, the road maintenance has been and continues to be suspended due to heavy rains in the region.

The Company has been actively engaged with Ecopetrol regarding opportunities to amend the existing contract terms associated with the Rio de Oro and Puerto Barco fields. The Company presented a proposal for the extension and modification of the existing contracts in the Puerto Barco and Rio de Oro fields (which expire in December 2013) to commit to new investment in the area, plus a new E & P contract for the entire Rio de Oro block, to Ecopetrol earlier this year. However, Ecopetrol has recently indicated that the structure of the proposal that the Company presented is not of interest to them.  Accordingly, the Company has agreed with Ecopetrol to create working teams, one with representatives of La Cortez and our working interest partner Vetra Exploración y Producción S.A. (“Vetra”) and the other with representatives of Ecopetrol to discuss the technical and commercial aspects of the Rio de Oro and Puerto Barco fields, as well as a proposed exploration area, aiming to reach an agreement between the parties on a different structure. Working teams have been established and a working timetable has been defined, aiming to have a definition of the new terms and conditions by the end of the second quarter of 2012; however, since Ecopetrol may also consider options in addition to the discussions we are having with them, there can be no assurance that such timeline will in fact be met, or that an agreement will be reached with Ecopetrol to extend or modify the terms of the contract on terms acceptable to us or at all.

(5)	Asset Retirement Obligation

FASB ASC 410-20, Asset Retirement and Environmental Obligations requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units-of-production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon the Company’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using the Company’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost related to oil property accounts.  During the three months ended March 31, 2012, no revision was required to the Company’s estimates.

The following table reflects the changes in the ARO during the three months ended March 31, 2012.

Amount
Asset retirement obligation - beginning of period	$346,892
Current period accretion	14,655
Asset retirement obligation - end of period	$361,547

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

The following table reflects the changes in the ARO during the year ended December 31, 2011.

Amount
Asset retirement obligation - beginning of year	$127,606
Current year revision to previous estimates	206,711
Current year accretion	12,575
Asset retirement obligation - end of year	$346,892

The credit-adjusted-risk-free rate used in calculating ARO was approximately 18% at March 31, 2012 and December 31, 2011. This rate approximates the Company’s borrowing rate.

(6)	Shareholders’ Equity

As of March 31, 2012 and December 31, 2011, there were 46,451,182 of common stock and no shares of preferred stock issued and outstanding.

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

The Company would be required to prepare a Registration Statement following receipt of the required investor demand, to be filed with the SEC and to become effective within two hundred ten (210) days from the receipt of the demand notice, registering for resale all shares of Common Stock issued in the 2008 Unit Offering included in the Units of those investors who choose to participate in such Demand Registration.  The Company will pay monetary penalties to these investors equal to one and one-quarter percent (1.25%) of the gross proceeds of the 2008 Unit Offering for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Unit Offering.  No penalties shall accrue with respect to any shares of Common Stock removed from the registration statement in respect to a comment from the SEC limiting the number of shares of Common Stock which may be included in the registration statement.  The holders of any common stock removed from the registration statement as a result of a comment from the SEC shall continue to have “piggyback” registration rights with respect to these shares.  There has been no request for a Demand Registration.

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

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

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

The Company has entered into a registration rights agreement (the “PPO RRA”) with the investors in the PPO.  The PPO RRA provides such investors with “piggyback” registration rights with respect to the PPO Shares and the shares of its common stock issuable upon exercise of the PPO Warrants (collectively, the “Registrable PPO Shares”).  The PPO RRA grants the holders of a majority of the Registrable PPO Shares subject to the PPO RRA with the right to demand registration of such shares if the Company fails to either file a registration statement on which they can piggyback or complete a listing of its common stock on a United States or Canadian national securities exchange (or, in the case of the investors in the December 29, 2009 closing, on the TSX Venture Exchange) within 180 days of the final closing of the PPO. As this condition was not satisfied, the demand registration rights are exercisable; however, no demand has been received to date. Registrable PPO Shares are not subject to the PPO RRA if they may be immediately sold under the Securities Act (whether pursuant to Rule 144 thereunder or otherwise).  The PPO RRA contains customary cutback, discontinuation and indemnification provisions.

Stock Option Awards

A summary of stock option activity during the three months ended March 31, 2012 covering options granted to the Company’s employees and directors is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,350,000	$1.86	7.18	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2012	2,350,000	$1.86	6.93	$6,508

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

Of the above employee options outstanding at March 31, 2012, 1,875,000 options are vested or exercisable.   During the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense of approximately $6,000 and $152,000 related to stock options, including approximately $6,000 and $147,000, respectively, related to options granted to employees.  As of March 31, 2012, there was approximately $103,000 of total unrecognized compensation cost related to non-vested stock options (all of which are related to employee options), which is expected to be recognized over a weighted-average period of approximately 0.26 years.

A summary of stock option activity during the three months ended March 31, 2012 covering options granted to the Company’s non-employees and non-directors is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	184,000	$1.87	7.70	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2012	184,000	$1.87	7.45	$—

No options were granted during the three months ended March 31, 2012.  During the comparable period of 2011, 24,000 options were granted to non-employees and non-directors.

Restricted Stock Units

Restricted stock unit activity during the three months ended March 31, 2012 is as follows:

Weighted-average
	Number of		Remaining
	Restricted Stock	Weighted-average	Contractual
	Units	Grant Price	Term (years)
Outstanding at December 31, 2011	368,311	$1.66	1.73
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2012	368,311	$1.66	1.48

As of March 31, 2012, 122,772 of the above restricted stock units were vested, and there was approximately $272,000 of unrecognized compensation cost related to non-vested restricted stock unit compensation arrangements granted under the 2008 Equity Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.49 years. The Company recognized compensation expense related to these restricted stock units amounting to $36,488 during the three months ended March 31, 2012 and $51,690 for the three months ended March 31, 2011.

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

(7)	Derivative Warrant Instruments (Liabilities)

During the three months ended March 31, 2012, the fair value of the warrant derivative instruments liability increased by $47,962. This was recorded as unrealized loss on fair value of derivative warrant instruments in the accompanying condensed consolidated statements of operations.

Activity for derivative warrant instruments during the three months ended March 31, 2012 was as follows:

			Increase in
		Activity	Fair Value of
	December 31,	during the	Derivative	March 31,
	2011	period	Liability	2012
Derivative warrant instruments	$100,582	$-	$47,962	$148,544
	$100,582	$-	$47,962	$148,544

Activity for derivative warrant instruments during the three months ended March 31, 2011 was as follows:

			Decrease in
		Activity	Fair Value of
	December 31,	during the	Derivative	March 31,
	2010	period	Liability	2011
Derivative warrant instruments	$7,457,125	$-	$(4,535,322)	$2,921,803
	$7,457,125	$-	$(4,535,322)	$2,921,803

The fair value of the derivative warrant instruments is estimated using a probability-weighted scenario analysis model with the following assumptions as of March 31, 2012 and 2011:

	March 31,	March 31,
	2012	2011
Common stock issuable upon exercise of warrants	15,510,203	15,510,203
Estimated market value of common stock on measurement date (1)	$0.17	$0.67
Exercise price	$1.25 to $3.00	$1.25 to $3.00
Risk free interest rate (2)	0.17% - 0.51%	0.55% - 1.77%
Warrant lives in years	0.75 - 3.05	1.75 - 4.05
Expected volatility (3)	89%	68%
Expected dividend yields (4)	None	None

(1)	The estimated market value of the stock is measured each period-end and is based on the reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.

(3)	The volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region, because the Company does not have adequate trading history to determine its historical volatility.

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

(8)	Fair Value Measurements

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

As required by FASB ASC Topic No. 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using a probability-weighted scenario analysis model (see Note 7).

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012:

	Fair Value Measurements at March 31, 2012
	Quoted Prices
	In Active	Significant	Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Derivative warrant instruments	$-	$-	$148,544	$148,544
Total	$-	$-	$148,544	$148,544

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31,
	2012	2011
Beginning balance	$(100,582)	$(7,457,125)
Total gains (losses)	(47,962)	4,535,322
Settlements	-	-
Additions	-	-
Transfers	-	-
Ending balance	$(148,544)	$(2,921,803)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2012 and 2011	$(47,962)	$4,535,322

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

(9)	Sales to Major Customers

The Company, through its 20% interest in the Maranta field production, sold oil representing 10% or more of total revenues for the three month periods ended March 31, 2012 and 2011 to the customers shown below:

	March 31,	March 31,
	2012	2011
Customer A	66%	-
Customer B	34%	-
Customer C	-	72%
Customer D	-	28%

LA CORTEZ ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (Unaudited)

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

(10)	Commitments and Contingencies

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

The Company’s total cash capital requirements for the remainder of 2012 are anticipated to be approximately $14.2 million. This amount includes the Company’s commitments in the Putumayo-4 Block for approximately $4.6 million, Maranta Block commitments for approximately $4.97 million, and the Puerto Barco and Rio de Oro fields for approximately $0.3 million; and $4.32 million to cover our administrative expenses and for general working capital, which includes $0.75 million of a potential transaction costs and $0.66 for tax payments. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

Colombian Equity-Based Tax

The Colombian government enacted a tax reform act which, among other things, adopted a one-time, net-worth tax for all Colombian entities.  For purposes of this tax, the net worth of an entity was assessed on January 1, 2011, and the tax is payable in eight semi-annual installments from 2011 through 2014. Based on the Company’s Colombian entities’ net equity, the Company’s total net-worth gross tax obligation was approximately $1.1 million.  The Company recognized the related expense arising from this tax obligation of approximately $779,000 (the present value of all future payments as of January 1, 2011) as a component of general and administrative expenses in the condensed consolidated statement of operations and recorded $31,337 and $36,256 as interest expense during the three months ended March 31, 2012 and 2011, respectively.  The present value of this obligation as of March 31, 2012 (using a discount rate of 18%, which approximates the Company’s borrowing rate) is reflected as other liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012 (the “2011 Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared on the accrual basis of accounting, whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, pursuant to the rules and regulations of the SEC.

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

Our plan has been to build an oil and gas exploration and production company focused in select countries in South America. We have concentrated our efforts in Colombia, where we believe good E&P opportunities exist with straightforward oil and gas contracting terms and conditions. Within the spectrum of the oil and gas business, we planned to focus on a blend between exploration and production of hydrocarbons through a variety of transactions. Our plan has been to concentrate our efforts on lower risk exploration ventures and then seek to acquire oil and gas production fields to start building our reserves base.

In late 2010 and 2011, access to the credit and financial markets by small to mid-cap oil and gas exploration companies deteriorated considerably. As a result, in 2011, we were unable to access either the capital markets or obtain bank financing to obtain additional funding of our operations, which are highly capital intensive due to the costs involved in planning, permitting and drilling wells. While all of our rights flow through the working interest agreements described above, failure to pay our obligations under those agreements will result in a loss of all of our rights under those agreements, including our rights to share in any of the future oil or gas discoveries, should there be any. We anticipate, in the near term, that there will be mandatory capital calls made under these working interest agreements.

Going Concern

In the course of our development activities, we have sustained substantial losses and expect such losses to continue through at least the next twelve months from the filing date of this report.  We expect to finance our operations primarily through our existing cash, our existing oil production and potential future financing, which may involve strategic partnerships with industry partners that may involve assets sales or a business combination. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern for at least the next twelve months from issuance of the financial statements. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012, that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional rounds of financing or strategic transactions with industry partners is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and offering terms. In addition, our ability to complete an offering may be dependent on the status of our oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

As a result, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital during 2012. If we are unable to raise sufficient additional funds when needed, it would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our operations and properties, or we may need to seek protection under the provisions of the U.S. Bankruptcy Code.

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

We have been actively engaged with Ecopetrol regarding opportunities to amend the existing contract terms associated with the Rio de Oro and Puerto Barco fields. We presented a proposal for the extension and modification of the existing contracts in the Puerto Barco and Rio de Oro fields (which expire in December 2013) to commit to new investments in the area, plus a new E & P contract for the entire Rio de Oro block, to Ecopetrol earlier this year. However, Ecopetrol has recently indicated that the structure of the proposal that we presented is not of interest to them.  Accordingly, we have agreed with Ecopetrol to create working teams, one with representatives of La Cortez and our working interest partner Vetra Exploración y Producción S.A. (“Vetra”) and the other with representatives of Ecopetrol to discuss the technical and commercial aspects of the Rio de Oro and Puerto Barco fields, as well as a proposed exploration area, aiming to reach an agreement between the parties on a different structure. Working teams have been established and a working timetable has been defined, aiming to have a definition on the new terms and conditions by the end of the second quarter of 2012; however, since Ecopetrol may also consider options in addition to the discussions we are having with them, there can be no assurance that such timeline will in fact be met, or that an agreement will be reached with Ecopetrol to extend or modify the terms of the contract on terms acceptable to us or at all.

Operational Update

Maranta Block – Mirto Field

Discovery well Mirto-1 was completed initially in the Villeta U sand producing a total of 41,514 bbls of crude oil (32 ⁰API) in the period of October 1st, 2009 to September 17th, 2010. Due to very high water production this zone was isolated to complete the upper Villeta N sand. A workover job was conducted in August 2011. Mirto-1 was put in a long-term production test on the Villeta N sand, which commenced on August 23, 2011, during which the well was producing at an average rate of 341 bopd gross before royalties (68.1 bopd net to La Cortez before royalties) until October 5, 2011, when the Electro Submersible Pump (ESP) failed to operate. A well service rig was transported to the site and a well service work to replace the pump was conducted. The work was completed on November 1, 2011, and the well was put back in production. Mirto-1 is currently on production with an average gross rate of 294 bopd with 1.0% Base Sediment and Water (BS&W).  The Mirto-1 well has experienced some interruption in the production due to failures in the ESP. Cumulative gross production from the N sand as of May 14, 2012 is 66,131 bbls.

Emerald, the operator of the Maranta Block, completed drilling operations of the Mirto-2 exploratory well on August 15, 2010, after having conducted a sidetrack on the well. Mirto-2 production tests were initiated on September 23, 2010, for a 5-day period on the Villeta U sand. The well was put back on an extended production test on October 16, 2010 until December 10, 2010. Total production from the Villeta U sand reached 5,281 bbls. A workover job was carried out to isolate U sand and to complete the Villeta N sand. Mirto-2 initiated production from this new zone in January 9, 2011 with a stabilized gross rate of 550 bopd of 15.6 ⁰API gravity oil with an average BS&W (Base Sediment and Water) of 0.62%. Mirto-2 continues on production and the average current rate as of May 2012 is 329 bopd. Cumulative production from the N sand as of May 14, 2012 is 207,886 bbls with no water production.  The capitalized costs associated with the Mirto 2 well were categorized as proved properties as of December 31, 2011 and March 31, 2012 and were subject to depletion and impairment.

Current production from the Mirto-1 and Mirto-2 wells is 615 bopd gross before royalties, or 123 bopd net before royalties to La Cortez.

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

Phase 1 of the subsequent exploratory program requires both Emerald and La Cortez to complete the acquisition of 120 km of 2D seismic or the drilling of an exploration well on or before August 2012, with Phase 2 of the subsequent exploratory program requiring another acquisition of 120 km of 2D seismic or the drilling of an exploratory well on or before August 2014. Emerald and the Company are in the final stages of determining the activity plan for the year 2012, which is expected to include drilling of at least one more exploration well. Emerald is proposing to the ANH the acceptance of Agapanto-1 well to be drilled in the first half of 2012 in satisfaction of the first phase of the subsequent exploratory program in the Maranta Block. This exploratory well is being targeted to the Villeta formation N, U, and T sands, which are producing areas within the Mirto field. In addition to this well, Emerald and the Company are looking at options for other exploration activities such as running additional seismic and conducting a workover in an existing well drilled some time ago, the Umbria-1, to test the potential of the Villeta sandstones. These activities are contingent on receipt of requsite environmental licenses, a process that is being handled by the operator Emerald.

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

Petronorte and La Cortez have completed identification of the number and location of indigenous people and communities in the area along with representatives from the Ministry of the Interior. A total of seven communities were identified, and the consultation process with these communities has been initiated. An agreement has been reached with four communities and formalization process has been completed. No agreement was reached with one community and the preconsultation process is ongoing with two other communities located in the south of the Block. Based on this information, the layout for the seismic acquisition has also been completed, resulting in a 2D seismic acquisition plan of some 105 km in the northern part of the Block, where at least two leads have been determined with previously reprocessed seismic. We plan to initiate shooting of the first 105 km 2D seismic campaign early in the second half of 2012, and the second 2D seismic acquisition of approximately 50 km in July or August 2012, upon completion of the consultation process with local communities for the additional seismic. The preconsultation process was suspended for a period of seven months from December 2010 to July 2011 because no representative from the Colombian Ministry of Interior was available.

Results from the seismic acquisition will permit us to finalize the drill location for the first exploration well.  Subject to completion of permitting and civil works at the drill-site, we, together with Petronorte, anticipate spudding the first Putumayo-4 exploration well early in 2013.  We, together with Petronorte, remain optimistic on the potential of this Block.

Petronorte filed a request with the ANH for the assignment of the 50% working interest in the Putumayo-4 Block to La Cortez. The ANH has asked that La Cortez provides additional guarantees for the required investment for the first exploration phase. We are evaluating various options to decide whether to provide the additional guarantee or submit a new request later in 2012.

We and Petronorte are also continuing to work and consult with the local communities to enable us to spud the first exploration well early in 2013. In addition, an Environmental Impact Study (Estudio de Impacto Ambiental - EIA) is ongoing and, when completed, will be presented to the relevant authorities to obtain the necessary exploration well drilling license.

Under the terms of the contract signed with the ANH, we must complete the acquisition of at least 103 km of seismic, the drilling of an exploratory well and additional work for a value of $1.6 million before March 28, 2013, when the 3-year term of Phase I ends. We and Petronorte have requested the ANH to grant a suspension of the contract for a period of seven months due to problems encountered in the preconsultation process during 2010 and 2011. On February 23, 2012, the ANH approved a seven months and 5 days extension of Phase I until March 28, 2013.

Rio de Oro and Puerto Barco Fields

La Cortez Energy Inc., through our subsidiary, Avante Colombia Inc., currently has a 50% participation interest and is the operator of the Rio de Oro and Puerto Barco production contracts with Ecopetrol S.A. in the Department of North Santander in the Catatumbo region of northeastern Colombia, under an operating joint venture with Vetra Exploracion y Produccion Colombia S.A.

Through our subsidiary, Avante Colombia, and with our joint venture partner Vetra Exploración y Producción S.A. (“Vetra”), we continue to conduct social activities in the area covering Rio de Oro and Puerto Barco fields, and we completed a plan to re-initiate production operations on the Puerto Barco field during the third  quarter of 2011.  This plan included conducting workover activities in some of the existing wells, not only to determine the mechanical conditions, but also to gather geological information.  Previously acquired seismic has been reprocessed and is being evaluated.  We have completed our technical evaluation in the Rio de Oro and Puerto Barco fields. We have met with representatives from the local communities and with several local and regional government officials, and have performed a detailed evaluation of the current road conditions, which will allow us to determine cost and timing for the necessary road improvements.

Our technical evaluation identified several workover opportunities, and as previously anticipated, the 2011 activity was concentrated on the re-establishment of production in the Puerto Barco field’s PB-2 well. Activities were carried out at the end of the year 2011 in this field, and the Company conducted a field evaluation and test of a well. The well test resulted in oil produced at natural flow with 43.3 degree API gravity oil. No further test was conducted due to lack of production facilities at the site.

Results of Operations

Three Months Ended March 31, 2012, Compared with Three Months Ended March 31, 2011

A summary of our results for the three month periods ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,		Percentage Increase /
	2012	2011	(Decrease)

Revenues	$860,554	$363,433	137%
Costs and expenses	(2,000,260)	(2,598,339)	(23)%
Non-operating (expense) income, net	(55,693)	4,504,748	(101)%
Income tax expense	(14,407)	(10,189)	(41)%
Net income (loss)	$(1,209,806)	$2,259,653	(154)%

 Revenues

We earned oil revenues of $860,554 for the three months ended March 31, 2012, compared to $363,433 for the three months ended March 31, 2011.  The increase in revenues is primarily due to the increase in volume to 9,554 bbls in the three month period ended March 31, 2012 from 5,702 bbls in the comparable period of 2011. The increase in volume is due to the initiation of production from the Mirto-1 well in the third quarter of 2011. There was also an increase in the oil price, which on average increased by $26 per bbl for the tree months ended March 31, 2012.

Costs and Expenses

Our operating costs and expenses for the three months ended March 31, 2012 and 2011, consisted of the following:

	Three Months Ended March 31,		Percentage Increase /
	2012	2011	(Decrease)

Operating costs	$488,053	$269,977	81%
Depreciation, depletion, amortization and accretion	395,030	47,320	735%
General and administrative	1,117,177	2,281,042	(51)%
Total	$2,000,260	$2,598,339	(23)%

Operating costs

Our operating costs for the three months ended March 31, 2012 amounted to $488,053, which mainly pertain to costs incurred in our production activities on the Mirto-1 and Mirto-2 wells.  The increase is mainly because our operating costs during the first quarter of 2011 included costs incurred in our production activities only on the Mirto-2 well.

Depreciation, Depletion, Amortization and Accretion Expenses

The increase in our depreciation, depletion, amortization and accretion expenses for the three months ended March 31, 2012 as compared to 2011 is mainly attributed to the depletion of our reserves in the Mirto field due to the increase in production volumes.

General and Administrative Expenses

We incurred total general and administrative expenses of $1,117,177 for the three months ended March 31, 2012 compared to $2,281,042 for the three months ended March 31, 2011. The decrease was primarily due to a decrease in other expenses to $211,354 for the three months ended March 31, 2012 from $937,281 for the comparable period of 2011(which includes approximately $779,000 of equity-based tax during the three months ended March 31, 2011); a decrease in professional fees to $426,798 for the three months ended March 31, 2012 from $748,031 for the three months ended March 31, 2011; a decrease in payroll expenses to $435,335 for the three months ended March 31, 2012 from $525,100 for the comparable period of 2011; and a decrease in travel expenses to $12,879 for the three months ended March 31, 2012 from $38,806 for the comparable period of 2011.

Non-operating(Expense) Income, Net

Net non-operating expense for the three months ended March 31, 2012, was $55,693, compared to net non-operating income of $4,504,748 for the three months ended March 31, 2011. During the three months ended March 31, 2012, we recognized an unrealized loss from the increase in the fair value of derivative warrant instruments liability of $47,962 compared to an unrealized gain of $4,535,322 during the three months ended March 31, 2011.

Net Income (Loss)

Our net loss for the three months ended March 31, 2012 was $1,209,806 compared to net income of $2,259,653 for the three months ended March 31, 2011 primarily due to a $47,962 unrealized loss on the fair value of derivative warrant instruments in the three months ended March 31, 2012 versus a $4,535,322 unrealized gain for the comparable period of 2011.

Adjusted EBITDA

In evaluating our business, we consider earnings before interest income, interest expense, income taxes, depreciation, depletion, accretion and amortization, impairment of oil properties, impairment of goodwill, stock-based compensation expense, stock based compensation, and unrealized gains and losses on fair value of derivative warrant instruments (“Adjusted EBITDA”) as a key indicator of financial operating performance and as a measure of the ability to generate cash for operational activities and future capital expenditures.  We believe Adjusted EBITDA presents a more realistic picture of our performance than income or loss from operations or cash used in operations as presented in our consolidated financial statements and a more meaningful measure of our current liquidity. We believe that this measure may also be useful to investors for the same purpose and as an indication of our ability to generate cash flows at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for income or loss from operations, or cash used in operations determined under U.S. generally accepted accounting principles (“GAAP”), or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies in our industry.

Adjusted EBITDA for the three months ended March 31, 2012 and 2011  is calculated as follows:

	Three months ended
	March 31,
	2012	2011
Net income (loss)	$(1,209,806)	$2,259,653
Adjustments:
Depreciation, depletion, amortization and accretion	395,030	47,320
Income taxes	14,407	10,189
Unrealized loss (gain) on fair value of derivative warrant instruments, net	47,962	(4,535,322)
Stock-based compensation expense	42,727	203,498
Interest income	(23,606)	(5,682)
Interest expense	31,337	36,256
Adjusted EBITDA	$(701,949)	$(1,984,088)

Adjusted EBITDA for the three months ended March 31, 2012 was a loss of $0.7 million, compared to a loss of $1.98  million for the three months ended March 31, 2011.  The decrease in the loss was primarily caused by the increase in our revenues as well as a decrease in general and administrative expenses for the three months ended March 31, 2012 as compared to the 2011 period.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2012, was $2,295,661, compared to $4,180,771 at December 31, 2011. The decrease was mainly due to $1.28 million of cash used in operating activities (partially offset by $0.42 million of cash received from sales of oil) and $1.02 million of cash used in investing activities in unproved oil and gas properties subsequent to December 31, 2011.  Our cash and cash equivalents balance as of May 15, 2012 was $2,114,542.

Our total cash capital requirements for the remainder of 2012 are anticipated to be approximately $14.2 million. We are currently utilizing cash of approximately $0.46 million per month in our day-to-day operations of our business, including payroll, professional fees and office expenses. We expect this rate of cash utilization to increase over the next twelve months.

On March 30, 2012, we made the first required payment of $600,000 in respect of the acquisition of Phase 1 2D seismic on the Putumayo-4 Block, and anticipate we will receive capital calls to fund an additional $1.32 million for that purpose during June or July, 2012.  On the Maranta Block, we expect the operator to make a cash call on us by June or July 2012 of $1.71 million for the drilling of the Agapanto-1 well and $0.70 million for the construction of production facilities.

Over the remainder of 2012, assuming we obtain sufficient funds from the issuance of debt, or equity or via the completion of strategic transactions, we expect to use our cash and cash equivalents for the following purposes in addition to the immediate requirements as stated above:

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

Due to the limited cash and cash equivalents on hand, we we will require additional capital by the end of June, 2012. We had forecasted that the additional capital would be required by the end of May. However, we have had additional delays in the seismic acquisition in Putumayo-4 and a re-scheduling in the drilling of the Agapanto-1 well to be performed in June, 2012. We currently do not have any available credit, bank financing or other external sources of liquidity.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.

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

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Therefore, there is substantial doubt as to our ability to continue as a going concern for at least the next twelve months after issuance of the financial statements.  Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in our Form 10K for the year ended December 31, 2011, filed with the SEC on April 6, 2012that raises substantial doubt about our ability to continue as a going concern.  The consolidated financial statements included in this report do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that would be necessary that the Company be unable to continue as a going concern.

As a result, there exists substantial doubt about our ability to continue as a going concern, and our ability to continue as a going concern is contingent upon its ability to secure additional adequate financing or capital during 2012. If we are unable to raise sufficient additional funds when needed, it would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our operations and properties, or we may need to seek protection under the provisions of the U.S. Bankruptcy Code.

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

Emerald is in the process of building permanent production facilities at an estimated cost of $0.70 million share to La Cortez. Emerald is working in securing ar rig for the drilling of the Agapanto-1 well estimated for July or August of this year at an estimated cost of $2.0 million share to the La Cortez.

While the purchase price for Avante Colombia consisted solely of shares of our common stock, Avante Colombia currently has a 50% participation interest and is the operator of the Rio de Oro and Puerto Barco exploration and production contracts with Ecopetrol in the Catatumbo area in eastern Colombia.  Accordingly, we will incur operating expenses in connection with Avante Colombia’s projects going forward.  Moreover, our agreement with Avante also provides that we and Avante may enter into a joint venture to develop another exploration opportunity in Colombia, which would require further commitment of our capital if the joint venture goes forward.

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

In the course of our development activities, we have sustained losses and expect such losses to continue through at least May 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2011, for a complete description of certain proceedings previously reported by us; there have been no significant subsequent developments in such proceedings.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2011 Form 10-K under Part I, Item 1A, therein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Quarterly Report on Form 10-Q and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov .

Exhibit Number	SEC Report Reference Number	Description

31.1*		Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*§		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*§		Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*§§		The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three-month period ended March 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

§	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

§§	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2012	LA CORTEZ ENERGY, INC.

	By:		/s/ Andres Gutierrez Rivera
		Name:	Andres Gutierrez Rivera
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Nadine C. Smith
		Name:	Nadine C. Smith
		Title:	Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1§	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2§	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*§§	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three-month period ended March 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

§	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

§§	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

